Form 10-Q
period 1999-06-30
PROPERTY CAPITAL TRUST INC
filed 1999-08-16
CIK 1073973

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

________________________________________________________________________________

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended June 30, 1999

                                      or

[_]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934. For the transition period from         to
                                                          -------    -------

                        Commission File Number 0-26215
                                               -------

                         PROPERTY CAPITAL TRUST, INC.
            (exact name of Registrant as specified in its charter)

Maryland                                                              04-2452367
--------                                                              ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

177 Milk St., Boston, Massachusetts                                        02109
-----------------------------------                                        -----
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code:   (617) 451-2100
                                                      --------------

Former name, former address, and former fiscal year, if changed since last year.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                         Outstanding at August 11, 1999
    ----------------------------      -----------------------------------------
    Common Stock, $.01 par value                       479,226

                         PROPERTY CAPITAL TRUST, INC.

                                     INDEX


                                                                                      PAGE NUMBER
                                                                                      -----------
PART I.   FINANCIAL INFORMATION

          Item 1.     Financial Statements
                      Combined Balance Sheets June 30, 1999 (unaudited) and
                      December 31, 1998                                                     3

                      Combined Statements of Operations
                      Three Months and Six Months ended June 30, 1999
                      and 1998 (unaudited)                                                  4

                      Combined Statements of Cash Flows
                      Six Months ended June 30, 1999 and 1998 (unaudited)                   5

                      Notes to Combined Financial Statements                            6 - 7

          Item 2.     Management's Discussion and Analysis of the
                      Combined Financial Condition and Results of
                      Operations                                                       8 - 11

          Item 3.     Quantitative and Qualitative Disclosures About
                      Market Risk                                                          12

PART II.  OTHER INFORMATION:

          Item 1.     Legal Proceedings                                                    12

          Item 2.     Changes in Securities and Use of Proceeds                            12

          Item 3.     Defaults Upon Senior Securities                                      12

          Item 4.     Submission of Matters to a Vote of Security Holders             12 - 13

          Item 5.     Other Information                                                    13

          Item 6.     Exhibits and Reports on Form 8-K                                     13

          Signatures                                                                       14


                          PROPERTY CAPITAL TRUST, INC.

                        Combined Balance Sheets (Note 2)
                June 30, 1999 (Unaudited) and December 31, 1998

                                           June 30, 1999    December 31, 1998
                                           -------------    -----------------
                    Assets

Rental Property, at cost
     Land                                     $  202,500      $  202,500
     Building & Fixtures                       1,243,600       1,235,600
     Tenant Improvements                         402,114         402,114
                                              ----------      ----------
                                               1,848,214       1,840,214
     Less Accumulated Depreciation               843,312         827,866
                                              ----------      ----------
                                               1,004,902       1,012,348
     Cash and Cash Equivalents                   250,868         153,094
     Accounts Receivable                         268,844               -
     Deferred Charges, Net of Accumulated
      Amortization of $32,235 in 1999 and
      $31,657 in 1998                             56,337          28,313
     Deferred Rent                               290,313         313,538
                                              ----------      ----------
                                              $1,871,264      $1,507,293
                                              ==========      ==========

    Liabilities and Shareholders'
      Equity/Partners' Capital

Liabilities:
     Mortgage Payable                         $  997,327      $      --
     Notes Payable                               561,352             --
     Accounts Payable and Accrued Expenses       106,880          14,000
     Tenant Security Deposits                     11,453          11,453
                                              ----------      ----------
                                               1,677,012          25,453

Limited Partners' Interest in
 Operating Partnership                           427,566             --

Shareholders' Equity/Partners' Capital
  Common stock, $.01 par value
         Authorized 30,000,000 shares
         Issued and outstanding 479,226            4,792             --

  Additional paid in capital                     995,208             --

  Accumulated deficit                         (1,233,314)            --

  Partner's capital                                   --       1,481,840
                                              ----------      ----------
                                             $ 1,871,264      $1,507,293
                                             ===========      ==========

The accompanying notes are an integral part of these financial statements.

                          PROPERTY CAPITAL TRUST, INC.

                 Combined Statements of Operations (Unaudited)

                                            Three Months                    Six Months
                                           Ended June 30,                  Ended June 30,
                                      1999             1998             1999            1998
                                    --------         --------         --------        --------
Revenues:
   Rental Income                    $    77,638       $ 75,638      $   155,275       $151,275
   Other Income                           9,148            723            9,734          1,629
                                    -----------       --------      -----------       --------
                                         86,786         76,361          165,009        152,904
                                    -----------       --------      -----------       --------
Expenses:
   Transaction Costs                  1,252,710              -        1,252,710              -
   Administrative and financial
    Expenses                              3,625          5,472            9,103         13,072
   Professional services expenses        12,500          4,500           12,500          7,000
   Interest expense                      17,260              -           17,260              -
   Depreciation & amortization            8,251          7,774           16,024         15,548
                                    -----------       --------      -----------       --------
                                      1,294,346         17,746        1,307,597         35,620
                                    -----------       --------      -----------       --------
Income (loss) before limited
 partners' interest in operating
 partnership income                  (1,207,560)        58,615       (1,142,588)       117,284

Limited partners' interest in
 operating partnership income            35,555              -           90,726              -
                                    -----------       --------      -----------       --------
Net income (loss)                   $(1,243,115)      $ 58,615      $(1,233,314)      $117,284
                                    ===========       ========      ===========       ========
Basic and diluted earnings (loss)
 per share                          $     (2.59)           N/A      $     (2.57)      $    N/A
                                    ===========       ========      ===========       ========
Dividends per common share          $         -       $    N/A      $         -       $    N/A
                                    ===========       ========      ===========       ========
Weighted average common shares
 outstanding                            479,226            N/A          479,226            N/A
                                    ===========       ========      ===========       ========

  The accompanying notes are an integral part of these financial statements.

                          PROPERTY CAPITAL TRUST, INC.

                 Combined Statements of Cash Flows (Unaudited)


                                                                Six Months Ended
                                                                    June 30,
                                                             1999              1998
                                                           --------          --------
Cash Flows from Operating Activities:
 Net Income (Loss)                                       ($1,233,314)         $ 117,284
 Limited partners' interest in
  operating partnership income                                90,726                  -
 Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                              16,024             15,548
   Increase in accounts receivable                          (268,844)                 -
   Decrease in deferred rent                                  23,225             11,225
   Increase (decrease) in accrued expense                     92,880             (3,892)
   Increase in prepaid rent                                        -             27,083
                                                         -----------          ---------
    Total adjustments                                        (45,989)             49,964
                                                         -----------          ---------
    Net cash provided by (used in) operating
     activities                                           (1,279,303)           167,248
                                                         -----------          ---------
Cash Flows From Investing Activities:
   Purchase of furniture and fixtures                         (8,000)                 -
   Increase in deferred charges                              (28,602)                 -
                                                         -----------          ---------
   Net cash used in investing activities                     (36,602)                 -
                                                         -----------          ---------
Cash Flows From Financing Activities:
   Proceeds from notes payable                               561,352                  -
   Issuance of common stock                                1,000,000                  -
   Proceeds from mortgage payable                          1,000,000                  -
   Principal paid on mortgage payable                         (2,673)                 -
   Distributions to partners                              (1,145,000)          (145,000)
                                                         -----------          ---------
    Net cash provided by (used in)
      financing activities                                 1,413,679           (145,000)
                                                         -----------          ---------
Net increase in cash                                          97,774             22,248

Cash, beginning of period                                    153,094            144,079
                                                         -----------          ---------
Cash, end of period                                      $   250,868          $ 166,327
                                                         ===========          =========


  The accompanying notes are an integral part of these financial statements.

                         PROPERTY CAPITAL TRUST, INC.

                    Notes to Combined Financial Statements

1.   General

     The interim combined financial statements presented have been prepared by Property Capital Trust, Inc. ("PCT") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 30, 1999, and the results of operations for the three and six-month periods ended June 30, 1999 and 1998, and cash flows for the six-month periods ended June 30 1999, and 1998. Interim results are not necessarily indicative of results for a full year. The combined financial statements represent the activity of PCT and Property Capital Trust Limited Partnership ("PCT L.P."), a Massachusetts limited partnership of which PCT is the sole general partner.

     The historical results of PCT have been restated to solely reflect the results of Framingham York Associates Limited Partnership ("FYA") prior to May 28, 1999. FYA has been deemed "the accounting acquiror" in a transaction described in Note 2.

     The balance sheet presented as of December 31, 1998 has been derived from the financial statements of FYA that have been audited by FYA's independent certified public accountants. The combined financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of PCT. The combined financial statements and notes included herein should be read in conjunction with the financial statements and notes included in PCT's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on August 4, 1999, relating to the agreement and plan of merger described in Note 2.

2.   Acquisition and Basis of Accounting

     On May 28, 1999, in accordance with the terms of the merger agreement between Property Capital Trust ("Trust") and Maryland Property Capital Trust, Inc. ("MPCT"), the Trust was merged with MPCT and the surviving entity changed its name to Property Capital Trust, Inc. ("PCT"). At that time, each shareholder of the Trust received one-sixtieth of a share of common stock of PCT for each share they owned of the Trust. A total of 159,737 shares were issued to these shareholders.

     In addition, in connection with the above transaction, FYA contributed $1,000,000 of cash to PCT in exchange for 319,489 shares of common stock, which shares were then distributed to the existing partners of FYA pro rata based on their interests in FYA. FYA then merged with PCT L.P., changed its name to Property Capital Trust Limited Partnership and became the operating partnership of PCT.

     FYA has been treated as the "accounting acquiror" as the partners of FYA own the larger portion of the voting rights of PCT as a result of the above transactions. Accordingly, the historical financial information of PCT has been restated to solely reflect the results of FYA prior to May 28, 1999, the date on which the partners of FYA acquired a majority interest in PCT. The costs incurred in connection with the above transactions, in the amount of $1,252,710, have been included in the statement of operations for the three and six months ended June 30, 1999.

                         PROPERTY CAPITAL TRUST, INC.

                    Notes to Combined Financial Statements
                                  (Continued)

3.   Mortgage Payable


     On April 29, 1999, PCT L.P., formerly FYA, financed a mortgage note payable in the amount of $1,000,000. The note requires monthly principal and interest installments of $7,881. The interest rate on the note is 8.13% through maturity at May 1, 2004, at which time the remaining balance of $926,435 is due and payable. The mortgage is collateralized by PCT L.P.'s property and an assignment of all leases.


Principal payments to be made over the next five years are as follows:

                               2000     $ 13,032
                               2001       14,385
                               2002       15,617
                               2003       16,954
                               2004      936,439
                                        --------
                                        $996,427
                                        ========


4.   Notes Payable

     Officers, directors and affiliates of PCT funded $561,352 of costs related to the transactions described in Note 2. On May 27, 1999, PCT L.P., formerly FYA, executed unsecured, demand promissory notes, with interest accruing at the prime rate for the entire outstanding balance. Subsequently, on July 6, 1999, a payment of $250,352 representing principal and accrued interest was repaid.

                          PROPERTY CAPITAL TRUST, INC.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     This quarterly report contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Property Capital Trust, Inc. ("PCT") to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

     The future operating results and performance trends of PCT may be affected by a number of factors, including, without limitation, the following: (i) real estate investment considerations, such as the effect of economic and other conditions in PCT's market area on cash flows and values, (ii) the need to renew leases or relet space upon the expiration of the current lease and (iii) PCT's ability to generate revenues sufficient to meet debt service payments and other operating expenses that are not otherwise paid by the existing tenant. In addition to the foregoing, PCT's actual future results could differ materially from those projected in the forward-looking statements as a result of the factors listed under the heading "Risk Factors" in PCT's Registration Statement on Form S-4, as amended, which was filed with the Securities and Exchange Commission on November 20, 1998 and of changes in general economic conditions and changes in the assumptions used in making such forward-looking statements.

Overview
--------

     In accordance with the agreement and plan of merger, dated June 18, 1998, as amended, between Property Capital Trust ("Trust") and Maryland Property Capital Trust, Inc. ("MPCT"), the Trust was merged with MPCT and the surviving entity changed its name to Property Capital Trust, Inc. ("PCT"). At the effective time of such merger, each shareholder of the Trust received one-sixtieth of a share of common stock of PCT for each share they owned of the Trust.

     In addition, in connection with the above transaction, immediately following the above merger, Framingham York Associates Limited Partnership ("FYA") contributed $1,000,000 in cash to PCT in exchange for 319,489 shares of common stock of PCT, which shares were then distributed to the existing partners of FYA, pro rata based on their percentage interests in FYA. FYA then merged with Property Capital Trust Limited Partnership, a Massachusetts partnership, and subsequently changed its name to Property Capital Trust Limited Partnership ("PCT L.P.") and became the operating partnership of PCT.

     The combined financial statements include the activity of PCT and PCT L.P. for the six months ended June 30, 1999 and 1998.

                          PROPERTY CAPITAL TRUST, INC.


     PCT L.P., formerly FYA, was formed pursuant to the provisions of the Uniform Limited Partnership Act of Massachusetts. Currently, PCT L.P. owns and operates 17,250 square feet of laboratory and office space, which is situated on
1.1 acres of land, located at 51 New York Avenue in Framingham, Massachusetts.

     Currently, Genzyme Corporation is the sole tenant of the property. The lease, as amended, is for a term of twenty years that expires in September 2005. Genzyme has two five-year options to extend the term of the lease. In addition, the tenant is also responsible for direct payment of substantially all of the operating expenses including maintenance, real estate taxes and insurance.

Results of Operations
---------------------

FOR THE THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1998

REVENUES

     Rental income for the three months ended June 30, 1999 totaled $77,638 as compared to $75,638, for the corresponding period last year. Other income for the three months ended June 30, 1999 and 1998 totaled $9,148 and $723, respectively. Other income consists primarily of interest earned from working capital reserves. The increase for the three month period June 30, 1999 is due primarily from the interest earned on the $1,000,000 mortgage proceeds. These funds were invested in a money market account until the costs of the transactions described above were paid in June 1999.

EXPENSES

     Transaction costs for the three months ended June 30, 1999 totaled $1,252,710. These costs included, but were not limited to, legal, accounting, printing, insurance and other costs related to the issuance of the common stock certificates to FYA and the shareholders of the Trust. These costs were expensed as of June 30, 1999.

     Property operating expenses not paid directly by the tenant for the three months ended June 30, 1999 and 1998 totaled $16,125 and $9,972, respectively. The $6,153 increase for the three months ended June 30, 1999 is related to a $1,847 decrease in miscellaneous administrative costs and a $8,000 increase in professional services. Due to the additional reporting and compliance requirements set forth by the Securities and Exchange Commission, management anticipates a moderate increase in professional services for the year ended 1999.

     Interest expense of $17,260 for the three months ended June 30, 1999 is related to the $1,000,000 loan that was incurred by PCT L.P. in April, at a rate of 8.13%.

                          PROPERTY CAPITAL TRUST, INC.


FOR THE SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1998

REVENUES

     Rental income for the six months ended June 30, 1999 totaled $155,275, as compared to $151,275 for the corresponding period last year. Other income for the six months ended June 30, 1999 and 1998 totaled $9,734 and $1,629, respectively. Other income consists primarily of interest earned from working capital reserves. The $8,105 increase, for the six month period ended June 30, 1999, is due primarily from interest earned on the $1,000,000 mortgage proceeds that were invested until the costs of the transactions described above were paid in June 1999.

EXPENSES

     Transaction costs for the six month period ended June 30, 1999 total $1,252,710. These costs included, but were not limited to, legal, accounting, printing, insurance and other costs related to the issuance of the common stock certificates to FYA and the shareholders of the Trust. These costs were expensed as of June 30, 1999.

     Property operating expenses not paid directly by the tenant were $21,603 and $20,072 for the six months ended June 30, 1999 and the corresponding period last year, respectively. This $1,531 increase for the six months ended June 30, 1999 is related to a $3,969 decrease in miscellaneous administrative costs and a $5,500 increase in professional services. Due to the additional reporting and compliance requirements set forth by the Securities and Exchange Commission management anticipates a moderate increase in professional services for the 1999 year end.

     Interest expense of $17,260 for the six months ended June 30, 1999 is related to the $1,000,000 loan that was incurred by PCT L.P. in April, at a rate of 8.13%.

Inflation
---------

     The tenant is responsible for paying substantially all of the operating costs, including the real estate taxes. PCT L.P. believes that this reduces the risk of adverse effects of inflation on the business and operations.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------
     In April of the current year PCT L.P., formerly FYA, financed a $1,000,000 mortgage. The note requires monthly principal and interest payments of $7,881. The interest rate on the note is 8.13% through maturity on May 1, 2004, at which time the remaining balance is due. The mortgage is collateralized by PCT L.P.'s property and assignment of all leases.

     In conjunction with the issuance of common stock the officers, directors and affiliates funded $561,352 of transaction costs. In May, of the current year PCT L.P., formerly FYA, executed unsecured, demand promissory notes, with interest accruing at the prime rate for the entire outstanding balance. In July, a payment of $250,352 representing principal and accrued interest was made to the holders of the note.

     In accordance with the agreement and plan of merger approved by the Trust, each shareholder of the Trust received one-sixtieth of a share of common stock of PCT for each share they previously owned. A total of 159,737 shares were issued to these shareholders at $.01 par value. In addition, FYA contributed $1,000,000 of cash to PCT in exchange for 319,489 shares of common stock at $.01 par value. Immediately thereafter, FYA distributed these shares to its partners as described above.

     Cash and cash equivalents were $250,868 at June 30, 1999 as compared to $153,094 at December 31, 1998. Management has considered the liquidity needs of PCT and the adequacy of expected liquidity sources to meet these needs. As long as the tenant continues to pay the rent obligation to PCT L.P. and substantially all of the operating costs, as provided for under the existing lease, management believes the level of working capital provided by operating activities will be sufficient to pay the monthly debt service, operating expenses not paid directly by the tenant, the minimum distributions required to maintain PCT's REIT qualification under the Internal Revenue Code of 1986, as amended, and the quarterly distributions as required under the partnership agreement of PCT L.P.

                         PROPERTY CAPITAL TRUST, INC.

     For the six months ended June 30, 1999 cash distributed to the partners of PCT L.P. totaled $145,000, which was the same amount distributed in the comparable six months of 1998. In addition PCT L.P. distributed the $1,000,000 of common stock of PCT to its partners in May 1999. In July of 1999, PCT L.P. distributed $36,636 to its limited partners.

Year 2000 Readiness Disclosure
------------------------------

     The "Year 2000 Issue" has arisen because existing computer programs use only the last two digits to refer to a year, rather than four digits. If not corrected, many computer applications could fail or create erroneous results.
As required by recent guidance from the Securities and Exchange Commission, the following disclosure provides more detail regarding PCT's assessment of the Year 2000 Issue.

     PCT has reviewed their financial and computer systems, communications and building operating systems and has followed the progress of its major vendors to assess the potential risk of a Year 2000 problem. Based upon the research compiled, management believes that there should be no significant problems in dealing with the Year 2000 Issue. PCT's business is not substantially dependent upon its data processing and software and hardware systems and thus, PCT does not anticipate that it shall incur more than $10,000 of costs to address the Year 2000 Issue. As a contingency plan PCT has other software that it can use until the main financial systems are operating properly. However, there is no guarantee that such efforts will be completely successful.

     The preceding "Year 2000 Readiness Disclosure" contains various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Section 27A Securities Act of 1933. These forward-looking statements represent PCT's beliefs or expectations regarding future events.
When used in the "Year 2000 Readiness Disclosure", the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, PCT's expectations as to when it will complete the modification and testing phases of its Year 2000 plan as well as its Year 2000 contingency plans, its estimated cost of achieving Year 2000 readiness, and PCT's belief that its internal systems will be year 2000 compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources, the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment, and the actions of governmental agencies or other third parties with respect to Year 2000.

                         PROPERTY CAPITAL TRUST, INC.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         None

Part II-Other Information

Item 1.  Legal Proceedings

         PCT is not currently involved in any legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

       The rights of the shareholders of the Trust were modified after the merger of the Trust with PCT. Prior to this merger, the rights of the shareholders of the Trust were determined by the Trust's Declaration of Trust and Massachusetts law applicable to business trusts. However, after the consummation of the merger, the rights of the shareholders of PCT are determined by the Articles of Incorporation and By-laws of PCT and Maryland law. For a description of the material differences in shareholder rights before and after the merger, see information under the heading "Comparison of Shareholders' Rights" in PCT's Registration Statement on Form S-4, as amended, which was filed with the Securities and Exchange Commission on November 20, 1998.

       On May 28, 1999, PCT sold 319,489 shares of its common stock to FYA in exchange for an aggregate of $1,000,000 in cash. Immediately thereafter, FYA distributed these shares to its partners based on their pro rata percentage interests in FYA. Pursuant to the exemption provided in Section 4(2) of the Securities Act of 1933, as amended ("Act"), these shares were not registered under the Act. In claiming this exemption, PCT relied on the factual information regarding the offer of these shares and the representations of the partners of FYA relating to the identity and background of such partners of FYA.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

       At the special meeting of the shareholders of the Trust held on May 24, 1999, shareholders of the Trust approved two proposals. The votes for such proposal were as follows:

Proposal 1. To approve and adopt the agreement and plan of merger, dated as of June 18, 1998, as amended, between the Trust and MPCT, a wholly-owned subsidiary of the Trust, under which the Trust will merge into MPCT.

            For         Against         Abstain
            ---         -------         -------
          7,327,233      71,700         20,867

                         PROPERTY CAPITAL TRUST, INC.


Proposal 2.    To consider and vote upon a motion to adjourn or postpone the special meeting to another time or place for the purpose of soliciting additional proxies in favor of approval and adoption of the merger and the merger agreement if the required vote is not present, in person or by proxy, at the special meeting.

            For         Against         Abstain
            ---         -------         -------
          7,256,866     114,263         48,672

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27.1  Financial Data Schedule

(b)  Reports on Form 8-K

     On June 14, 1999, PCT filed a current report on Form 8-K announcing the consummation of the merger of the Trust with PCT and the other transactions related to the merger.

                         PROPERTY CAPITAL TRUST, INC.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 13th day of August 1999.

                                     PROPERTY CAPITAL TRUST, INC.



                                     /s/ Bruce A. Beal
                                     ----------------------------
                                     Bruce A. Beal
                                     President



                                     /s/ Michael A. Manzo
                                     -----------------------------
                                     Michael A. Manzo
                                     Treasurer
                                     [Principal Financial Officer]