Form 10-Q
period 1999-09-30
PROPERTY CAPITAL TRUST INC
filed 1999-11-03
CIK 1073973

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-Q
[ X ] Quarterly  Report  Pursuant to Section 13 or 15(d) of the  Securities
      Exchange Act of 1934 For the Quarter Ended September 30, 1999

                                                        or
[   ] Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
      Exchange Act of 1934.  For the transition period from      to



                         COMMISSION FILE NUMBER 0-26215

                          PROPERTY CAPITAL TRUST, INC.
             (exact name of Registrant as specified in its charter)

Maryland                                                              04-2452367
------------                                                          ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

177 Milk St., Boston, Massachusetts                                        02109
-----------------------------------                                   ----------
(Address of principal executive offices)                              (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (617) 451-2100

Former name, former address, and former fiscal year, if changed since last year.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                            Outstanding at November 1, 1999
  _____________________                   _______________________________

 Common Stock, $.01 par value                         479,226

                          PROPERTY CAPITAL TRUST, INC.

                                      INDEX

                                                                     PAGE NUMBER
PART I.   FINANCIAL INFORMATION

    Item 1.   Financial Statements

              Combined Balance Sheets
              September 30, 1999 (unaudited) and December 31, 1998           3

              Combined Statements of Operations
              Three Months and Nine Months ended September 30, 1999 and 1998
              (unaudited)                                                    4

              Combined Statements of Cash Flows
              Nine Months ended September 30, 1999 and 1998 (unaudited)      5

              Notes to Combined Financial Statements                     6 - 7

    Item 2.   Management's Discussion and Analysis of the Combined
              Financial Condition and Results of Operations             8 - 12

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk    12

PART II.  OTHER INFORMATION:

    Item 6.   Exhibits and Reports on Form 8-K                              12

              Signatures                                                    13

PART I.   FINANCIAL INFORMATION

                          PROPERTY CAPITAL TRUST, INC.

                        Combined Balance Sheets (Note 2)
                September 30, 1999 (Unaudited) and December 31, 1998

                                    September 30, 1999        DECEMBER 31, 1998
                                    ------------------        -----------------
                                     Assets
Rental Property, at cost

  Land                              $       202,500            $       202,500
  Building & Fixtures                     1,243,600                  1,235,600
  Tenant Improvements                       402,114                    402,114
                                    ---------------            ---------------
                                          1,848,214                  1,840,214
  Less Accumulated Depreciation             851,034                    827,866
                                    ---------------            ---------------
                                            997,180                  1,012,348
  Cash and Cash Equivalents                 222,650                    153,094
  Deferred Charges, Net of
   Accumulated Amortization of
   $33,715 in 1999 and 31,657
   in 1998                                   54,857                     28,313
  Deferred Rent                             278,700                    313,538
                                    ---------------            ---------------
                                    $     1,553,387            $     1,507,293
                                    ===============            ===============

             Liabilities and Shareholders' Equity/Partners' Capital

Liabilities:

  Mortgage Payable                  $       994,384            $             -
  Notes Payable                             315,910                          -
  Accounts Payable
   and Accrued Expenses                      54,050                     14,000
  Tenant Security Deposits                   11,453                     11,453
                                    ---------------            ---------------
                                          1,375,797                     25,453

Limited Partners' Interest
  in Operating Partnership                  427,566                          -

Shareholders' Equity/Partners'
 Capital Common stock, $.01 par
 value authorized 30,000,000
 shares issued and outstanding
 479,226                                      4,792                          -

Additional paid in capital                  995,208                          -

Accumulated deficit                      (1,249,976)                         -

Partner's Capital                                 -                  1,481,840
                                    ---------------            ---------------
                                    $     1,553,387            $     1,507,293
                                    ===============            ===============

    The accompanying notes are an integral part of these financial statements.


                          PROPERTY CAPITAL TRUST, INC.

                  Combined Statements of Operations (Unaudited)
                              Three Months                   Nine Months
                           Ended September 30,           Ended September 30,
                            1999        1998              1999         1998
                            ----        ----              ----         ----
Revenues:
 Rental Income          $  77,637    $  81,640         $ 232,912     $ 232,915
 Other Income                 717        2,077            10,451         3,706
                        ---------    ---------         ---------     ---------
                           78,354       83,717           243,363       236,621
                        ---------    ---------         ---------     ---------

Expenses:
 Transaction Costs          2,131            -         1,254,841             -
 Administrative
   and financial
   expenses                 8,325        3,827            17,428        16,899
 Professional
  services expenses        11,250            -            23,750         7,000
 Interest expense          27,472            -            44,732             -
 Depreciation &
  Amortization              9,202        7,771            25,226        23,319
                        ---------    ---------         ---------     ---------
                           58,380       11,598         1,365,977        47,218
                        ---------    ---------         ---------     ---------

Income (loss) before
 limited partners'
 interest in operating
 partnership income        19,974       72,119        (1,122,614)      189,403

Limited partners'
 interest in operating
 partnership  income      (36,636)           -          (127,362)            -
                        ---------    ---------         ---------     ---------

Net (Loss) Income       $ (16,662)  $  72,119       $(1,249,976)    $ 189,403
                        =========    =========       ===========     =========

Basic and diluted
 earnings income
(loss) per share        $    (.03)  $    N/A        $     (2.61)    $     N/A
                        =========    =========       ===========     =========

Dividend per
 common share           $      -     $    N/A        $        -     $      N/A
                        =========    =========       ===========    ==========

Weighted average
 common shares
 outstanding              479,226         N/A           479,226           N/A
                        =========    =========       ===========    ==========


   The accompanying notes are an integral part of these financial statements.


                          PROPERTY CAPITAL TRUST, INC.

                  Combined Statements of Cash Flows (Unaudited)
                                                     Nine Months Ended
                                                       September 30,

                                                1999                  1998
                                                ----                  ----
Cash Flows from Operating Activities:
 Net (Loss) Income                        ($   1,249,976)     $      189,403
 Limited partners' interest in
  operating partnership income                   127,362                   -
 Adjustments to reconcile net
   (loss) income to net cash
   (used in) provided by
   operating activities:
   Depreciation and amortization                  25,226              23,319
   Decrease in deferred rent                      34,838              10,835
   Increase in accrued expense                    40,050              23,688
                                          --------------      --------------
     Total Adjustments                           227,476              57,842
                                          --------------      --------------

     Net cash (used in) provided by
     operating activities                     (1,022,500)            247,245
                                          --------------      --------------

Cash Flows From Investing Activities:
   Purchase of furniture and fixtures             (8,000)                  -
   Increase in deferred charges                  (28,602)                  -
                                          --------------      --------------
   Net cash used in investing activities         (36,602)                  -
                                          --------------      --------------

Cash Flows From Financing Activities:
 Proceeds from notes payable                     561,352                   -
 Principal paid on notes payable                (245,442)                  -
 Issuance of common stock                      1,000,000                   -
 Proceeds from mortgage payable                1,000,000                   -
 Principal paid on mortgage payable               (5,616)                  -
 Distributions to partners                    (1,181,636)           (217,500)
                                          ---------------     --------------
   Net cash provided by (used in)
   financing activities                        1,128,658            (217,500)
                                          --------------      --------------
Net increase in cash                              69,556              29,745

Cash, beginning of period                        153,094             144,079
                                          --------------      --------------
Cash, end of period                       $      222,650      $      173,824
                                          ==============      ==============



   The accompanying notes are an integral part of these financial statements.

                          PROPERTY CAPITAL TRUST, INC.

                     Notes to Combined Financial Statements

1.   GENERAL

     The interim combined financial statements presented have been prepared by Property Capital Trust, Inc. ("PCT") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 30, 1999, and the results of operations for the three and nine-month periods ended September 30, 1999 and 1998, and cash flows for the nine-month periods ended September 30, 1999 and 1998. Interim results are not necessarily indicative of results for a full year. The combined financial statements represent the activity of PCT and Property Capital Trust Limited Partnership ("PCT L.P."), a Massachusetts limited partnership of which PCT is the sole general partner.

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

     In addition, in connection with the above transaction, FYA contributed $1,000,000 of cash to PCT in exchange for 319,489 shares of common stock, which shares were then distributed to the existing partners of FYA, pro rata based on their interests in FYA. FYA then merged with PCT L.P., changed its name to Property Capital Trust Limited Partnership and became the operating partnership of PCT.

     FYA has been treated as the "accounting acquiror" as the partners of FYA own the larger portion of the voting rights of PCT as a result of the above transactions. Accordingly, the historical financial information of PCT has been restated to solely reflect the results of FYA prior to May 28, 1999, the date on which the partners of FYA acquired a majority interest in PCT. The costs incurred in connection with the above transactions, in the amount of $1,254,841, have been included in the statement of operations for the nine months ended September 30, 1999.

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

Principal payments to be made over the next five years are as follows:

                                2000       $13,032
                                2001        14,385
                                2002        15,617
                                2003        16,954
                                2004       932,327
                                          --------
                                          $992,315

4.   Notes Payable

     Officers, directors and affiliates of PCT funded $561,352 of costs related to the transactions described in Note 2. On May 27, 1999, PCT L.P., formerly FYA, executed unsecured, demand promissory notes, with interest accruing at the prime rate for the entire outstanding balance. On July 6, 1999, a payment of $250,352 representing principal and accrued interest was repaid. Interest expense related to the notes is $6,773 and $10,945 for the three and nine months ended September 30, 1999, respectively.

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

     The future operating results and performance trends of PCT may be affected by a number of factors, including, without limitation, the following: (i) real estate investment considerations, such as the effect of economic and other conditions in PCT's market area on cash flows and values, (ii) the need to renew leases or relet space upon the expiration of the current lease and (iii) PCT's ability to generate revenues sufficient to meet debt service payments and other operating expenses that are not otherwise paid by the tenant. In addition to the foregoing, PCT's actual future results could differ materially from those projected in the forward-looking statements as a result of the factors listed under the heading "Risk Factors" in PCT's Registration Statement on Form S-4 as amended, and which was filed with the Securities and Exchange Commission on November 20, 1998 and of changes in general economic conditions and changes in the assumptions used in making such forward-looking statements.

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

     The combined financial statements include the activity of PCT and PCT L.P. for the nine months ended September 30, 1999 and 1998.

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

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1998

Revenues

     Rental income for the three months ended September 30, 1999 totaled $77,637 as compared to $81,640, for the corresponding period last year. Other income for the three months ended September 30, 1999 and 1998 totaled $717 and $2,077 respectively. Other income consists of interest earned from working capital reserves.

Expenses

     Transaction costs for the three months ended September 30, 1999 totaled $2,131. These include other costs related to the issuance of the common stock certificates to FYA and the shareholders of the Trust. These costs were expensed as of September 30, 1999.

     Property operating expenses not paid directly by the tenant for the three months ended September 30,1999 and 1998 totaled $24,757 and $3,827,respectively. The $20,930 increase for the three months ended September 30, 1999 is related to a $9,680 increase in miscellaneous administrative costs that includes a directors and officers insurance policy and a $11,250 increase in professional service fees. Due to the additional reporting and compliance requirements set forth by the Securities and Exchange Commission, management anticipates an increase in professional services for the year ended December 31, 1999.

     Interest expense of $27,472 for the three months ended September 30, 1999 is primarily related to the monthly debt service payments made on the $1,000,000 loan totaling $20,699. Interest for the period also included $6,773 that was incurred on the advances from the officers, directors and affiliates.

                          PROPERTY CAPITAL TRUST, INC.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1998

Revenues

     Rental income for the nine months ended September 30, 1999 totaled $232,912, as compared to $232,915 for the corresponding period last year. Other income for the nine months ended September 30, 1999 and 1998 totaled $10,451 and $3,706, respectively. Other income consists of interest earned from working capital reserves. The $6,745 increase, for the nine month period ended September 30, 1999, is due from the interest earned on the $1,000,000 mortgage proceeds that were invested until the costs of the transactions described above were paid.

Expenses

     Transaction costs for the nine month period ended September 30, 1999 totaled $1,254,841. These costs included, but were not limited to, legal, accounting, printing, insurance and other costs related to the issuance of the common stock certificates to FYA and the shareholders of the Trust. These costs were expensed as of September 30, 1999.

     Property operating expenses not paid directly by the tenant were $41,178 and $23,899 for the nine months ended September 30, 1999 and the corresponding period last year, respectively. This $17,279 increase for the nine months ended September 30, 1999 is related to the addition of a new directors and officers insurance policy and the increase in professional service fees. Due to the additional reporting and compliance requirements set forth by the Securities and Exchange Commission, management anticipates a moderate increase in professional service fees for the year ended December 31, 1999.

     Interest expense of $44,732 for the nine months ended September 30, 1999 is primarily related to the monthly debt service payment made on the $1,000,000 loan totaling $33,787. Interest for the period also includes $10,945 that was incurred on the advances from the directors, officers and affiliates.

Inflation

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

                          PROPERTY CAPITAL TRUST, INC.

     In conjunction with the issuance of common stock the officers, directors and affiliates funded $561,352 of transaction costs. In May of the current year PCT L.P., formerly FYA, executed unsecured, demand promissory notes, with interest accruing at the prime rate for the entire outstanding balance. In July, a payment of $250,352 representing principal and accrued interest was made to the holders of the note.

     In accordance with the agreement and plan of merger approved by the Trust, each shareholder of the Trust received one-sixtieth of a share of common stock of PCT for each share they previously owned. A total of 159,737 shares were issued to these shareholders at $0.01 par value. In addition, FYA contributed $1,000,000 of cash to PCT in exchange for 319,489 shares of common stock at $.01 par value. Immediately thereafter, FYA distributed these shares to its partners as described above.

     Cash and cash equivalents were $222,650 at September 30, 1999 as compared to $153,094 at December 31, 1998. Management has considered the liquidity needs of PCT and the adequacy of expected liquidity sources to meet these needs. As long as the tenant continues to pay the rent obligation to PCT L.P. and substantially all of the operating costs, as provided for under the existing lease agreement, management believes the level of working capital provided by operating activities will be sufficient to pay the monthly debt service, operating expenses not paid directly by the tenant, the minimum distributions required to maintain PCT's REIT qualification under the Internal Revenue Code of 1986, as amended, and the quarterly distributions as required under the partnership agreement of PCT L.P.

     For the nine months ended September 30, 1999 cash distributed to the partners of PCT L.P. totaled $181,636, as compared to $217,500 for the nine months ended September 30, 1998. In addition PCT L.P. distributed the $1,000,000 of common stock of PCT to its partners in May 1999. In October of 1999, PCT L.P. distributed an additional $36,636 to its limited partners.

Year 2000 Readiness Disclosure

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

     PCT has reviewed its financial and computer systems, communications and building operating systems and has followed the progress of its major vendors to assess the potential risk of a Year 2000 problem. Based upon the research compiled, management believes that there should be no significant problems in dealing with the Year 2000 Issue. PCT's business is not substantially dependent upon its data processing and software and hardware systems and thus, PCT does not anticipate Year 2000 Issues to have any material adverse effect on its operations. In addition, PCT does not anticipate that it shall incur more than $10,000 of costs to address the Year 2000 Issue. As a contingency plan PCT has purchased other Year 2000 compliant software that it can use if its main financial systems are adversely impacted by the year 2000 problem. However, there is no guarantee that any such efforts will be completely successful.

                          PROPERTY CAPITAL TRUST, INC.

     The preceding "Year 2000 Readiness Disclosure" contains various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements represent PCT's beliefs or expectations regarding future events. When used in the "Year 2000 Readiness Disclosure", the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, PCT's expectations as to when it will complete the modification and testing phases of its Year 2000 plan as well as its Year 2000 contingency plans, its estimated cost of achieving Year 2000 readiness, and PCT's belief that its internal systems will be year 2000 compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources, the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment, and the actions of governmental agencies or other third parties with respect to Year 2000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         None

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27.1     Financial Data Schedule

(b)  Reports on Form 8-K

     On August 4, 1999, PCT filed a current report on Form 8-K/A filing the financial statements required as a result of the consummation of the merger of the Trust with PCT and the other transactions related to such merger.

                          PROPERTY CAPITAL TRUST, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 3rd day of November 1999.

                          PROPERTY CAPITAL TRUST, INC.

                                           /S/ Bruce A. Beal

                                           Bruce A. Beal
                                           President

                                           /S/ Michael A. Manzo

                                           Michael A. Manzo
                                           Treasurer
                                           [Principal Financial Officer]