Form 10-K
period 1999-12-31
PROPERTY CAPITAL TRUST INC
filed 2000-03-29
CIK 1073973

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

                            For Annual and Transition
                       Reports Pursuant to Sections 13 or

                        15(d) of the Securities Exchange
                                   Act of 1934

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

                                                            or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

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

Securities registered pursuant to Section 12(b) of the Act:            None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

-----------------------------
(title of class)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     As of March 28, 2000, 479,226 shares of common stock, $.01 par value, of the Registrant were outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing price of $0.625 per share for the Registrant's common stock, as reported on NASDAQ's Over-the-Counter Bulletin Board as of March 28, 2000, was 186,331.

                               PART I

     Certain information required in response to Items 10, 11, 12 and 13 of Part III are hereby incorporated by reference from PCT's Proxy Statement for the 2000 Annual Meeting of Stockholders. Such Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K except for the parts therein which have been specifically incorporated by reference herein.

ITEM 1.  BUSINESS

General

     Maryland Property Capital Trust, Inc. ("PCT"), a Maryland corporation was formed on June 15, 1998. In May 1999, PCT merged with Property Capital Trust (the "Trust"), a publicly traded Massachusetts business trust. PCT changed its name to "Property Capital Trust, Inc." and intends to continue to qualify as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended. At the time of the merger, each shareholder of the Trust received one-sixtieth of a share of common stock of PCT for each share they owned of the Trust. A total of 159,737 shares were issued to these shareholders. Immediately following the merger, Property Capital Trust Limited Partnership ("PCT LP") (formerly Framingham York Associates Limited Partnership) purchased 319,489 shares of common stock of PCT for an aggregate price of $1,000,000, which stock was distributed to the partners of PCT LP. PCT LP borrowed $1,000,000, secured by the property located at 51 New York Avenue, Framingham, Massachusetts, as a source of funding this purchase. In connection with these transactions, the partnership agreement of PCT LP was amended and restated and PCT contributed $1,000,000 to the capital of PCT LP and became the general partner of PCT LP. PCT LP incurred $1,252,941 of costs related to these transactions which have been charged to expense.

     Due to the approved merger by the shareholders of the Trust and the related transactions as described in the preceding paragraph that transpired during 1999, the limited partners of PCT LP owned approximately 67% of the common stock of PCT. In addition, PCT is the sole general partner of PCT LP. Because PCT LP's partners currently own the larger portion of the voting rights of PCT, this transaction has been accounted for in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 2-A2, pursuant to which PCT LP has been treated as the "accounting acquirer". Accordingly, the historical financial information of PCT solely reflects the financial information of PCT LP for periods prior to May 28, 1999, the date on which the merger was consummated.

     PCT does not own directly any real estate. PCT's sole asset is its approximate 1% general partnership interest and approximate 32.3% common limited partnership interest in PCT LP.

     PCT relies heavily on the services of The Beal Companies LLP, Beal & Company, Inc. and Bruce A. Beal, Robert L. Beal and Michael A. Manzo, executive officers of The Beal Companies, to manage its business. The Beal Companies, founded in 1888, is a privately held real estate company located in Boston, Massachusetts. It provides a full compliment of real estate services, including development, property management, consulting, appraisal, assessment, brokerage and construction services. The Beal Companies and its principals currently control and/or manage a portfolio of commercial and residential real estate, which they have either developed or acquired. Bruce A. Beal, Robert L. Beal and Michael A. Manzo are employees of PCT, each of whom acts as an officer and director of PCT, and will continue as principals and officers of The Beal Companies.

     PCT relies on the experience and knowledge of its officers and directors to manage its growth, if any. PCT believes that its executive officers have long-standing relationships with institutional owners, lenders, bankers and other real estate operators and developers which PCT anticipates may provide PCT with access to transaction activity and investment opportunities. As part of its strategy, PCT anticipates that it may position itself to produce portfolio growth if and when the capital markets for REIT's recover from the downturn that began in mid-1998 and as funding for real estate activities of publicly held entities becomes more readily available. Until PCT is satisfied that the financial markets are sufficiently stabilized to allow growth of PCT, PCT LP will be operated with the existing single property and with all operating expenses maintained at the lowest levels, consistent with regulatory requirements and other needs. Given appropriate market conditions, PCT believes that its REIT structure will allow PCT to make tax efficient acquisitions through the issuance of units of partnership interest of PCT LP. PCT also may issue equity securities of PCT that may be senior to the shares of common stock of PCT.

Current Real Estate Investments

     PCT LP was formed pursuant to the provisions of the Uniform Limited Partnership Act of Massachusetts on September 27, 1984. Currently, PCT LP owns 17,250 square feet of laboratory and office space, which is situated on 1.1 acres of land, located at 51 New York Avenue in Framingham, Massachusetts. This property is managed by Beal & Company, Inc. Currently, Genzyme Corporation is the sole tenant of the property. Any failure by Genzyme Corporation to pay its rent will have a material adverse effect on PCT LP's revenues and ability to meet operating expenses.

ITEM 2.  PROPERTIES

     PCT LP owns 17,250 square feet of real estate located at 51 New York Avenue, Framingham, MA. This property is comprised of 1.1 acres of land improved by a one-story combined office and research development building. Framingham York Associates Limited Partnership the predecessor of PCT LP, acquired this property in 1985. Currently, Genzyme Corporation is the sole tenant of the property. The lease, as amended, is for a term of twenty years that expires in September 2005. As of December 31, 1999, PCT LP had an outstanding mortgage of $991,377 that is secured by the real estate and assignment of rents under the operating lease.

ITEM 3.  Legal Proceedings

     PCT is not subject to any material litigation, and to PCT's knowledge no litigation is threatened against PCT, other than routine actions for negligence or other claims and administrative proceedings arising under the ordinary course of business, some of which are expected to be covered by liability insurance and all of which are not expected to have a material adverse effect on the business or financial condition or results of operation of PCT.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted for a vote by the shareholders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5.  Market For Registrant's Common Equity and Related Stockholders Matters

     PCT's shares are traded on the NASDAQ's Over-the-Counter Bulletin Board (symbol PCTGE). The high and low bid prices for each quarter subsequent to the merger, are shown below.

Fiscal Year 1999

Period                       High                        Low

Second Quarter             $   .50                   $ .15625
Third Quar                 $   .5625                 $ .040625
Fourth Quarter             $   .5625                 $ .5625

     PCT has never paid cash dividends on its common stock. PCT has elected to be taxed as a REIT. Pursuant to the Internal Revenue Code provisions relating to REITs, PCT must distribute annualy at least 95% of its net taxable income, excluding any net capital gain, to avoid corporate income taxation of the earnings it distributes. Pursuant to the terms of the partnership agreement of PCT LP, each of the limited partners of PCT LP, other than PCT, is entitled to priority distribution from the cash available from the operations of PCT LP.

     In connection with the merger of PCT with the Trust, the predecessor of PCT LP contributed $1,000,000 in cash to PCT in exchange for 319,489 shares of newly issued common stock of PCT, and these shares of common stock were then distributed to the partners of PCT LP's predecessor based on their pro rata percentage interests in PCT LP's predecessor. The sale of these shares was not registered. PCT relied on the exemption to registration as provided by Section 4(2) of the Securities Act of 1933, as amended.

As of March 28, 2000, there were 415 record holders of PCT's common stock.

ITEM 6.  SELECTED FINANCIAL DATA
                            Years Ended December 31,

                     (in thousands except per share amounts)

                             1999        1998       1997       1996       1995
Statement of Income Data

Revenues                   $   321      $  315     $  315     $   315    $   314
Costs and Operating
  Expenses                   1,481          73         60          67        101
                          --------      ------      -----      ------     ------
Income (Loss) from

  Continuing Operations   $ (1,160)     $  242    $   255    $    248    $   213

Limited partners interest
  in operating partnership

  income                      (149)          -          -            -         -
                          ---------     ------      -----      ------   --------
Net (Loss) Income         $ (1,309)     $  242    $   255    $    248   $    213
                          =========     ======    =======    ========   ========

Loss per Share            $  (2.73)        N/A        N/A         N/A        N/A

Balance Sheet Data

Total Assets              $  1,496     $1,507    $ 1,552    $  1,587   $   1,629

Long Term Debt            $    978     $    -    $     -    $      -   $       -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

     This Management's Discussion and Analysis of Financial Condition and Results of Operations, including, "Year 2000 Disclosure" and other sections of this Annual Report, contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that are based on current expectations, estimates and projections about the industries in which PCT operates, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. These risks, among others, that could affect PCT's future performance include: (I) changes in business strategy and development places;
(ii) the business abilities and judgment of PCT's officers and directors; (iii) failure of PCT to qualify as a REIT; (iv) real estate investment considerations, such as the effect of economic and other conditions in PCT's market area in cash flows and values; and (v) PCT's ability to generate revenues sufficient to meet debt service payments and other operating expenses that are not otherwise paid by the existing tenant. Therefore, actual outcomes and results may differ materially from those in such forward-looking statements. PCT undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Rental income totaled $310,550 for the years ended December 31, 1999 and 1998. Total income for the year ended December 31, 1999 totaled $320,892, as compared to $315,102 for the year ended December 31, 1998. Other income consists of interest earned from working capital reserves. The $5,790 increase in total income from last year is related primarily to the interest earned on the $1,000,000 mortgage proceeds that were invested until the costs of the transactions discussed below were paid.

     Transaction costs for the year ended December 31, 1999 totaled $1,252,941. These costs included, but were not limited to, legal, accounting, printing, insurance and other costs related to the issuance of the common stock certificates to the shareholders of PCT in May 1999.

     Administrative and financial expenses increased $29,280 as compared to 1998. In 1999 PCT incurred certain costs related to its merger with the Trust that included the hiring of a transfer agent, obtaining directors and officers insurance, offsite storage fees and overhead reimbursement to a related party totaling $18,143.

     Professional services increased $50,727 from $24,000 in 1998 to $74,727 in 1999. This increase is primarily due to the additional reporting and compliance requirements set forth by the government agencies overseeing public entities.

     Interest expense of $72,033 for the year ended December 31, 1999 includes interest of $54,422 related to the $1,000,000 mortgage that was placed on the property in May 1999 and interest of $17,611 that was incurred for advances made by officers, directors and related affiliates.

     Net loss for the year-end December 31, 1999 totaled $1,309,786 as compared to net income totaling $241,973 for the year end December 31, 1998.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Rental income for the years ended December 31, 1998 and 1997 totaled $310,550 and $311,338, respectively. Total income for the year ended December 31, 1998 totaled $315,102, as compared to $315,117 for the year ended December 31, 1997. In addition to rental income, PCT earned other income consisting primarily of interest from working capital reserves.

     Property operating expenses not paid directly by the tenant were $42,037 for the year ended December 31, 1998, as compared to $29,380 for the year ended December 31, 1997. The increase in operating expenses is due primarily to amounts incurred in fiscal 1998 for the preparation of the audited financial statements for the years ended 1998 and 1997.

     In addition to the audit and tax  preparation  fees referenced  above,  PCT
also  incurred   other   expenses,   including,   but  not  limited  to,  travel
reimbursement, dues to real estate organizations and liability insurance.

Inflation

     The tenant has executed a long term lease that expires in September 2005. In addition the tenant has two five year options to extend the term of the lease. The tenant is also responsible for paying substantially all of the operating costs, including the real estate taxes. PCT believes these factors reduce the risk of inflation on the current business and operations.

Financial Condition, Liquidity and Capital Resources

     In April 1999, PCT LP obtained a $1,000,000 mortgage. The mortgage requires monthly principal and interest payments of $7,881. The interest rate on the mortgage is fixed at 8.13% through maturity at May 1, 2004, at which time the remaining balance of approximately $926,000 is due. The mortgage is collateralized by PCT LP's property and an assignment of rents.

     In connection with the merger of PCT with the Trust, the officers, directors and affiliates of PCT funded $561,352 of transaction costs. In May 1999, PCT LP executed unsecured, demand promissory notes, with interest accruing at the prime rate for the entire outstanding balance. These notes were with Messrs. Beal & The Beal Companies LLP. In July, a principal payment of $245,442 was made to the holders of the notes.

     In connection with the merger of PCT with the Trust, PCT LP contributed $1,000,000 of cash to PCT in exchange for a 319,489 shares of common stock of PCT. Immediately thereafter, PCT LP distributed these shares to its partners as described above in Part I, Item I, "Business - General".

     Cash and cash equivalents were $180,931 at December 31, 1999 as compared to $153,094 at December 31, 1998. Management has considered the liquidity needs of PCT and the adequacy of expected liquidity sources to meet these needs. As long as the tenant continues to pay the rent obligation to PCT LP and substantially all of the operating costs, as provided for under the existing lease agreement, management believes the level of working capital provided by operating activities will be sufficient to pay the monthly debt service, operating expenses not paid directly by the tenant, the minimum distributions required to maintain PCT's REIT qualification under the Internal Revenue Code and the quarterly distributions as required under the partnership agreement of PCT LP.

     For the year ended December 31, 1999 cash distributed to the partners of PCT LP totaled $218,273, as compared to $290,000 for the year ended December 31, 1998. In addition PCT LP distributed the $1,000,000 of common stock of PCT to its partners in May 1999. In January of 2000, PCT LP distributed an additional $36,636 to its limited partners.

Year 2000 Disclosure

     The "Year 2000 Issue" became a concern because existing computer programs used only the last two digits to refer to a year, rather than four digits. If not corrected, many computer applications could fail or create erroneous results.

     Because PCT's business is not substantially dependent upon its data processing and software and hardware systems, PCT anticipated that it would not incur more than $10,000 of costs to address the Year 2000 problem. As of March 21, 2000, PCT spent approximately $1,000 on Year 2000 related expenses. As a contingency plan, in the event of any Year 2000 related problems, PCT has other software that it can use until the main financial systems are operating properly.

     Although at this point PCT has not identified any specific business functions that have suffered any material disruptions as a result of any Year 2000 related computer problems, PCT cannot give assurances that such disruptions will not occur in the future. Any Year 2000 related problems could have a material adverse affect on us.

     The preceding "Year 2000 Disclosure" contains various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Section 27A Securities Act of 1933. These forward-looking statements represent PCT's beliefs or expectations regarding future events. When used in the "Year 2000 Disclosure", the words "believes," "expects," "estimates" and similar expressions are intended to identify forward looking statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None.


ITEM 8.  FINANCIAL STATEMENTS
                                                                           Pages

Report of Independent Public Accountants                                       9

Consolidated Balance Sheets as of December 31, 1999 and 1998                  10

Consolidated Statements of Operations for each of the three

years ended December 31, 1999, 1998 and 1997                                  11

Consolidated Statements of Shareholders' Equity (Deficit)/Partners'
Capital for each of the three years ended December 31, 1999 (Note 1)          12

Consolidated Statements of Cash Flows for each of the three

years ended December 31, 1999, 1998 and 1997                                  13

Notes to Consolidated Financial Statements                               14 - 19


                    Report of Independent Public Accountants

To the Shareholders of Property Capital Trust:

     We have audited the accompanying consolidated balance sheets of Property Capital Trust, Inc. (a Real Estate Investment Trust) and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity (deficit)/partners' capital and cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Property Capital Trust, Inc. and subsidiary as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the three years then ended in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP

Boston, Massachusetts
January 28, 2000


                          PROPERTY CAPITAL TRUST, INC.

                           Consolidated Balance Sheets
                           December 31, 1999 and 1998

                                           1999                       1998
                                       ------------               -----------
                                     Assets
Rental Property, at cost (Note 2(e))
  Land                              $       202,500            $       202,500
  Building & Fixtures                     1,243,600                  1,235,600
  Tenant improvements                       402,114                    402,114
                                    ---------------             --------------
                                          1,848,214                  1,840,214
  Less Accumulated depreciation             858,757                    827,866
                                    ---------------             --------------
                                            989,457                  1,012,348

  Cash and Cash Equivalents (Note 2(d))     180,931                    153,094
  Prepaid Expense                             5,000                          -
  Deferred Charges, Net of
   Accumulated Amortization of
   $35,195 in 1999 and $31,657
   in 1998 (Note 2(g))                       53,377                     28,313
  Deferred Rent (Note 2(f))                 267,088                    313,538
                                    ---------------             --------------
                                    $     1,495,853             $    1,507,293
                                    ===============             ==============

        Liabilities and Shareholders' Equity (Deficit)/Partners' Capital

Liabilities:

  Current portion of mortgage
     payable (Note 3)               $       13,125              $            -
  Notes payable-other (Note 4)             315,910                           -
  Accounts payable
   and accrued expenses                     74,101                      14,000
  Tenant security deposits                  11,453                      11,453
                                    --------------              --------------
                                           414,589                      25,453
Mortgage Payable, Net of current
   Portion (Note 3)                        978,252                           -

Commitments and Contingencies (Note 5)

Limited Partners' Interest
  in Operating Partnership                 412,798                           -

Shareholders' Equity (Deficit)/
 Partners' Capital:
 Common stock, $.01 par value
 Authorized - 30,000,000 shares
 Issued and outstanding - 479,226            4,792                           -
 Additional paid in capital                995,208                           -
 Accumulated deficit                    (1,309,786)                          -
 Partners' Capital                               -                   1,481,840
                                    --------------              --------------
                                          (309,786)                  1,481,840
                                    --------------              --------------
                                    $    1,495,853              $    1,507,293
                                    ==============              ==============
The  accompanying  notes are an integral  part of these  consolidated  financial statements.


                          PROPERTY CAPITAL TRUST, INC.

                      Consolidated Statements of Operations
               For the Years End December 31, 1999, 1998 and 1997
                                1999                 1998              1997
                                ----                 ----              ----
Revenues:
 Rental Income (Note 2(f))  $   310,550         $   310,550       $   311,338
 Other Income                         -                 761                 -
 Interest Income                 10,342               3,791             3,779
                            -----------         -----------       -----------
                                320,892             315,102           315,117
                            -----------         -----------       -----------
Expenses:
 Transaction Costs (Note 1)   1,252,941                   -                 -
 Administrative and
  financial expenses             47,317              18,037            18,380
 Professional services
  expenses                       74,727              24,000            11,000
 Interest expense                72,033                   -                 -
 Depreciation &
  Amortization (Note 2(e))       34,429              31,092            31,091
                            -----------         -----------       -----------
                              1,481,447              73,129            60,471
                            -----------         -----------       -----------
(Loss) Income before
 limited partners' interest
 in operating partnership
 income                      (1,160,555)            241,973           254,646

Limited partners'
 interest in operating
 partnership income            (149,231)                  -                 -
                            -----------         -----------       -----------

Net (Loss) Income           $(1,309,786)        $   241,973       $   254,646
                            ===========         ===========       ===========

Basic and diluted loss per
 common share               $     (2.73)        $      N/A        $       N/A
                            ===========         ==========        ===========

Dividends per common share  $         -         $      N/A        $       N/A
                            ===========         ==========        ===========

Weighted average common
 shares outstanding             479,226                N/A                N/A
                            ===========         ==========        ===========






The accompanying notes are an integral part of these consolidated financial statements.



                          PROPERTY CAPITAL TRUST, INC.

   Consolidated Statements of Shareholders' Equity (Deficit)/Partners' Capital
                                    (Note 1)

              For the Years Ended December 31, 1999, 1998 and 1997

                                           Additional
                                             Paid
                     Partners   Common        In      Accumulated
                     Capital    Stock       Capital     Deficit           Total

Partners' Capital
December 31, 1996   $1,565,221  $     -    $      -   $        -     $1,565,221

Distribution to
partners              (290,000)       -           -            -       (290,000)

Net income             254,646        -           -            -        254,646
                    ----------  -------    --------   ----------     ----------
Partners' Capital
December 31, 1997    1,529,867        -           -            -      1,529,867

Distribution to
partners              (290,000)       -           -            -       (290,000)

Net income             241,973        -           -            -        241,973
                    ----------  -------    --------   ----------     ----------
Partners' Capital
December 31, 1998    1,481,840        -           -            -      1,481,840

Distributions to
partners            (1,218,273)       -           -            -     (1,218,273)

Reclassification to
limited partners
interest in operating
partnership
capital               (263,567)       -           -            -       (263,567)

Issuance of
common stock                 -    4,792     995,208            -      1,000,000

Net loss                     -        -           -   (1,309,786)    (1,309,786)
                    ----------  -------    --------   ----------     -----------

Shareholders' Equity
(Deficit)
December 31, 1999   $        -  $ 4,792    $995,208  $(1,309,786)    $ (309,786)
                    ==========  =======    ========  ===========     ===========



The accompanying notes are an integral part of these consolidated financial statements.



                          PROPERTY CAPITAL TRUST, INC.

                      Consolidated Statements of Cash Flows
              For the Years Ended December 31, 1999, 1998 and 1997

                                         1999          1998           1997
                                      ---------      --------       --------
Cash Flows from Operating Activities:
 Net (loss) income                   $(1,309,786)    $ 241,973     $  254,646
 Limited partners' interest in
   operating partnership income                                       149,231
 Adjustments to reconcile net
   (loss) income to net cash
   (used in) provided by
   operating activities:
   Operating expenses funded by
     affiliates                          561,352             -              -
   Depreciation and amortization          34,429        31,092         31,091
   Decrease in deferred rent              46,450        22,450         14,450
   Increase in accrued expenses           60,101         3,500            500
   Increase in prepaid expense            (5,000)            -              -
                                     -----------     ---------     ----------
     Total Adjustments                   697,332        57,042         46,041
                                     -----------     ---------     ----------
     Net cash (used in) provided by
     operating activities               (463,223)      299,015        300,687
                                     -----------     ---------     ----------

Cash Flows From Investing Activities:
   Purchase of furniture and fixtures     (8,000)            -              -
   Expenditures for deferred charges     (28,602)            -              -
                                     -----------     ---------     ----------
   Net cash used in investing
   activities                            (36,602)            -              -
                                     -----------     ---------     ----------

Cash Flows From Financing Activities:
 Proceeds from mortgage payable        1,000,000             -              -
 Principal paid on mortgage payable       (8,623)            -              -
 Principal paid on notes payable        (245,442)            -              -
 Distributions to partners              (218,273)     (290,000)      (290,000)
                                     -----------     ---------     ----------
   Net cash provided by (used in)
   financing activities                  527,662      (290,000)      (290,000)
                                     -----------     ---------     ----------
Net increase in cash                      27,837         9,015         10,687

Cash, beginning of year                  153,094       144,079        133,392
                                     -----------     ---------     ----------
Cash, end of year                    $   180,931     $ 153,094     $  144,079
                                     ===========     =========     ==========
Supplemental disclosure of cash
 paid during the year for:
 Interest                            $    59,332     $       -     $        -
 Income Taxes                        $     5,000     $       -     $        -
Supplemental disclosure of
 non-cash items:
 Notes payable issued to affiliates
 for operating expenses              $   561,352     $       -     $        -
Issuance and distribution of
 common stock (see Note 1)           $ 1,000,000     $       -     $        -

The accompanying notes are an integral part of these consolidated financial statements.


                          PROPERTY CAPITAL TRUST, INC.

                   Notes to Consolidated Financial Statements
                                December 31, 1999

(1)    BUSINESS AND ORGANIZATION

     The consolidated financial statements represent the activity of Property Capital Trust, Inc. (PCT) and Property Capital Trust Limited Partnership (PCT
LP), a Massachusetts limited partnership, of which PCT is the general partner.

     PCT LP was formed pursuant to the provisions of the Uniform Limited Partnership Act of Massachusetts to acquire, hold, develop, operate, and lease real property. PCT LP owns and operates commercial real estate located at 51 New York Avenue, Framingham, Massachusetts.

     In May 1999, Maryland Property Capital Trust, Inc., a Maryland corporation, merged with Property Capital Trust (the Trust), a publicly traded Massachusetts business trust. PCT changed its name to "Property Capital Trust, Inc." and intends to continue to qualify as a Real Estate Investment Trust (REIT). Immediately following the merger, PCT LP (formerly Framingham York Associates Limited Partnership) purchased 319,489 shares of common stock of PCT for an aggregate price of $1,000,000, which stock was distributed to the partners of PCT LP. PCT LP borrowed $1,000,000, secured by the property located at 51 New York Avenue, Framingham, Massachusetts, as a source of funding this purchase. In connection with these transactions, the partnership agreement of PCT LP was amended and restated and PCT contributed $1,000,000 to the capital of PCT LP and became the general partner of the partnership. PCT LP incurred $1,252,941 of costs related to these transactions which have been charged to expense.

     As a result of transactions outlined above, PCT LP's limited partners control approximately 67% of the voting stock of PCT. Because PCT LP's partners own the larger portion of the voting rights of PCT, PCT LP has been treated as the "accounting acquirer" and historical information of PCT solely reflects the financial information of PCT LP for the periods prior to May 28, 1999, the date on which the merger was consummated.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)    Principles of Consolidation

     The consolidated financial statements include the accounts of PCT from the date of the merger and PCT LP. All significant intercompany transactions and balances have been eliminated in consolidation.

     (b)    Use of Estimates

     The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       (c)    Fair Value of Financial Instruments

     The carrying values of cash and cash equivalents, tenant security deposits, accounts payable, accrued expenses and notes payable-other approximate fair value due to their short-term nature. Reported balances due under mortgages payable approximate fair value due to the contractual interest rate approximating current market rates.

       (d)    Cash and Cash Equivalents

     Cash  equivalents  include  short-term,   highly  liquid  investments  with
original maturities of three months or less.

       (e)    Rental Property

     Rental property, which consists of a commercial building, is stated at cost. Significant renovations and improvements that improve or extend the useful life of the assets are capitalized. The building is being depreciated over 40 years using the straight-line method, and tenant improvements are amortized over the initial term of the related lease, 10 years.

     PCT assesses the realizability of intangible and other long-lived assets in accordance with Statements of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. SFAS No. 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As a result of its review, PCT does not believe that any impairment currently exists related to its long-lived assets.

     (f)    Revenue Recognition

     Rental income is recognized on the straight-line basis. This method normalizes rental income by aggregating annual fixed rents over the term of the lease and recognizing annual rental income in equal amounts. The difference between actual rental payments and normalized rental income is capitalized as deferred rent, on the accompanying consolidated balance sheets, and is amortized over the term of the lease.

     (g)    Deferred Charges

     Deferred charges consist of capitalized lease acquisition costs and loan costs which are recorded at cost. The lease acquisition costs are amortized on the straight-line basis over the life of the lease. Unamortized costs are charged to expense in the event of any early termination of the lease. The capitalized loan costs are amortized over the term of the financing on the straight line basis.

     (h)      Income Taxes

     PCT has elected to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856 and 860 of the Internal Revenue Code of 1986, as amended. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute 95% of their ordinary taxable income. As a REIT, PCT generally will not be subject to federal income tax on net income to the extent taxable income is distributed. Accordingly no provision has been made for federal income taxes in the consolidated financial statements.

     (i)    Earnings (Loss) per Common Share

     Earnings (loss) per common share amounts were calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Basic earnings (loss) per common share ("EPS") was computed by dividing net income (loss) by the weighted-average number of common shares outstanding.

     Basic EPS equals diluted EPS for all periods presented.

     Basic and diluted earnings (loss) per common share for three years ended December 31, 1999 are calculated as follows:

                            1999                 1998                    1997
                           ------               ------                  ------

Net (loss) income      $ (1,309,786)         $   241,973            $   254,646

Weighted average

shares outstanding          479,226                  N/A                    N/A

Basic and diluted

Loss per common sha           (2.73)                 N/A                    N/A

(3)      MORTGAGE PAYABLE

     On April 29, 1999, PCT LP obtained a mortgage note payable in the amount of $1,000,000. The note requires monthly principal and interest installments of $7,881. The interest rate on the note is 8.13% through maturity at May 1, 2004, at which time the remaining balance of approximately $926,000 is due and payable. The mortgage is collateralized by PCT LP's property and an assignment of all leases.

       Mortgage payable as of December 31 consists of the following:

                                              1999                  1998
Mortgage note payable in monthly
installments of $7,881, including
principal and interest at 8.13%
per annum                              $      991,377        $             -

Less  -  Current maturities                    13,125                      -

                                       $      978,252        $             -

       Principal payments to be made over the next five years are as follows:

        2000                                                 $          13,125
        2001                                                            14,487
        2002                                                            15,727
        2003                                                            17,073
        2004                                                           930,965
                                                             -----------------
                                                             $         991,377
                                                             =================

(4)      NOTES PAYABLE - OTHER

     Officers, directors and affiliates of PCT funded $561,352 of costs related to the transactions described in Note 1. On May 27, 1999, PCT LP executed unsecured, demand promissory notes, with interest accruing at the prime rate on the outstanding balance. On July 6, 1999, a payment of the $250,352 representing principal and accrued interest was made. Interest expense related to the notes is $17,611 for the year ended December 31, 1999.

(5)    COMMITMENTS AND CONTINGENCIES

       (a)    Concentration of Credit Risk

     PCT maintains its cash and cash equivalents at financial institutions. The combined account balances at each institution periodically exceed FDIC insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Management of PCT believes the risk is not significant.

       (b)    Environmental

     PCT, as an owner of real estate, is subject to various environmental laws of federal and local governments. Compliance by PCT with existing laws has not had a material adverse effect on PCT's financial condition and results of operations, and management does not believe it will have such an impact in the future. However, PCT cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future.

6)     LEASES

     PCT LP, as a landlord, rents office and laboratory space located in Framingham, Massachusetts, under an operating lease for the entire facility with Genzyme Corporation. The lease, as amended, has a term of 20 years (through September 2005) with two optional five-year extensions.

     The tenant is fully responsible for direct payment of all operating expenses; therefore, those amounts are not included in the table below. The approximate minimum future rentals to be received under the operating lease at December 31, 1999 for each of the next five years and thereafter were as follows:

                                                             Minimum
                                                              Future
          Year                                                Rentals

          2000                                           $       357,000
          2001                                                   357,000
          2002                                                   357,000
          2003                                                   357,000
          2004                                                   357,000
          Thereafter                                             267,750
                                                         ---------------
                                                         $     2,052,750
                                                         ===============
     Genzyme Corporation is the sole tenant for the property. Summary financial information for Genzyme Corporation as of and for the year ended December 31, 1998 is presented below:

                                 Balance Sheet
                                  (Unaudited)

                             (Amounts in Thousands)

                                     Assets

Current Assets:

Cash and cash equivalents.................................$            100,012
Short Term Investments....................................             174,421
Accounts receivable, net..................................             153,278
Inventories...............................................             107,188
Other current assets......................................              74,705
                                                          --------------------
                                                                       609,604

Property, plant and equipment, net........................             378,992
Long-term investments.....................................             281,664
Intangibles, net..........................................             263,748
Other assets..............................................             112,299
                                                          --------------------
     Total assets.........................................$          1,646,307
                                                          ====================

                      Liabilities and Shareholders' Equity

Current Liabilities:

  Acounts payable and accrued expenses....................$             96,562
  Other current liabilities...............................             100,331
                                                          --------------------
                                                                       196,893

Long-term debt and capital lease obligations..............               3,087
Convertible Subordinated Notes and Debentures.............             271,559
   Other liabilities .....................................               7,701
                                                          --------------------
   Total liabilities .....................................             479,240
Shareholders' equity......................................           1,167,067
                                                          --------------------
    Total liabilities and shareholders' equity     .......$          1,646,307
                                                          ====================

                             Statement of Operations
                                   (Unaudited)

                             (Amounts in Thousands)

Revenues:

Net product sales..........................................$            613,685
Net service sales..........................................              55,445
Other    ..................................................               4,147
                                                           --------------------
                                                                        673,277

Operating costs and expenses  .............................             533,900
                                                           --------------------
Operating Income  .........................................             139,377
Other income net  .........................................              24,193
                                                           --------------------
Income before income taxes.................................             163,570
Provision for income taxes, net... ........................             (42,517)
                                                           --------------------
         Net income.............  .........................$            121,053
                                                           ====================

(7)    RELATED PARTY TRANSACTIONS

     Under a management contract, PCT LP pays an affiliate of certain partners 3% of all receipts for property management services. The amount incurred for these services was $10,710, $10,013 and $9,774 for 1999, 1998, and 1997
respectively.

(8)    SEGMENT INFORMATION

     Management of PCT has decided to operate the business with only one reportable segment. The results of operations for the rental real estate segment are reflected in the accompanying consolidated financial statements.

(9)      QUARTERLY RESULTS (UNAUDITED)

     Summarized quarterly financial data for PCT for the year end December 31, 1999 is reflected in the following table. Only the periods subsequent to the merger in May 1999 are presented:

                     2nd Quarter            3rd Quarter          4th Quarter
                     -----------            -----------          -----------

Revenue           $         86,786       $         78,354     $         77,529

Net Loss                (1,243,115)               (16,662)             (59,810)

Basic and diluted

  loss per share  $          (2.59)      $           (.03)    $           (.12)

     ITEM 9 Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

         None

                                    PART III

ITEMS 10-13

     The information called for by Items 10-13 is incorporated herein by reference to PCT's definitive proxy statement for the 2000 annual meeting of the stockholders to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, no later than 120 days after December 31, 1999.

                                     PART IV

ITEM 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(1)      Financial Statements

     The financial statements filed as part of the report are listed on the Index to Consolidated Statements on page 8.

(2)      Financial Statement Schedules

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not material, and therefore have been omitted.

(c)      Exhibits:

(3)      Articles of Incorporation and Bylaws

     3.1 Articles of Amendment and Restatement of Property Capital Trust, Inc. are filed herewith as Exhibit 3.1.

     3.2 By-Laws of Property Capital Trust, Inc. are filed herewith as Exhibit 3.2.

(4)      Instruments Defining Rights of Shareholders

     4.1 Form of Second Amended and Restated Agreement of Limited Partnership of Property Capital Trust Limited Partnership, dated as of May 28, 1999 by and among Property Capital Trust, Inc. and the persons whose names are set forth on Exhibit A-1 therein is incorporated by reference to Exhibit 4.1 to PCT's registration statement on Form S-4 filed with the Securities and Exchange Commission on November 20, 1998.

(10)     Material Contracts

     10.1 Investment Agreement, dated June 18, 1998, among Maryland Property Capital Trust, Inc., Property Capital Trust and Framingham York Associates Limited Partnership is incorporated herein by reference to Exhibit 10.1 to PCT's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 20, 1998.

     10.2 First Amendment to Investment Agreement, dated August 7, 1998, among Framingham York Associates Limited Partnership, Property Capital Trust and Maryland Property Capital Trust, Inc. is incorporated herein by reference to
Exhibit 10.2 to PCT's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 20, 1998.

     10.3 Second Amendment to Investment Agreement, dated October 16, 1998, among Framingham York Associates Limited Partnership, Property Capital Trust and Maryland Property Capital Trust, Inc. is incorporated herein by reference to
Exhibit 10.3 to PCT's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 20, 1998.

     10.4 Third Amendment to Investment Agreement, dated January 15, 1999, among Framingham York Associates Limited Partnership, Property Capital Trust and Maryland Property Capital Trust, Inc. is incorporated herein by reference to
Exhibit 10.6 to Amendment No. 2 to PCT's Registration Statement on Form S-4, Registration No. 333-67673, filed with the Securities and Exchange Commission on February 24, 1999 ("Amendment No. 2 to the Form S-4).

     10.5 Contribution and Merger Agreement, dated October 16, 1998, between Property Capital Trust and Maryland Property Capital Trust, Inc. is incorporated herein by reference to Exhibit 10.4 to PCT's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 20, 1998.

     10.6 Amendment to Contribution and Merger Agreement, dated January 15, 1999, between Property Capital Trust Limited Partnership and Framingham York Associates Limited Partnership and Maryland Property Capital Trust, Inc. is incorporated herein by reference to Exhibit 10.7 to Amendment No. 2 to the Form S-4.

     10.7 Management Agreement between Beal & Company, Inc. and Property Capital Trust Limited Partnership is filed herewith as Exhibit 10.7.

(27)     Financial Data Schedule is filed herewith as Exhibit 27

(b)      Report on Form 8-K.

     No Current Reports on Form 8-K were filed by PCT during the last quarter of the period ending December 31, 1999.

                          PROPERTY CAPITAL TRUST, INC.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 29th day of March 2000.

                                    PROPERTY CAPITAL TRUST, INC.

                                    By:  /s/ Bruce A. Beal
                                        Bruce A. Beal, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Bruce A. Beal                       President & Director      March 29, 2000
Bruce A. Beal                           (principal executive officer)

/s/ Robert L. Beal                      Secretary & Director      March 29, 2000
Robert L. Beal



/s/ Michael A. Manzo                    Treasurer & Director      March 29, 2000
Michael A. Manzo                        (principal financial officer)