Form 10-Q
period 2000-03-31
PROPERTY CAPITAL TRUST INC
filed 2000-05-12
CIK 1073973

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended March 31, 2000

                                       or

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

Former name, former address, and former fiscal year, if changes since last year.

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                  Outstanding at May 12, 2000

---------------------                           ---------------------------
Common Stock, $.01 par value                             479,226



                          PROPERTY CAPITAL TRUST, INC.

                                      INDEX

                                                                    PAGE NUMBER

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
         March 31, 2000 (unaudited) and December 31, 1999                    3

         Consolidated Statements of Operations
         Three Months ended March 31, 2000 and 1999 (unaudited)              4

         Consolidated Statements of Cash Flows
         Three Months ended March 31, 2000 and 1999 (unaudited)              5

          Notes to Consolidated Financial Statements                      6 - 7

Item 2.  Management's Discussion and Analysis of the Consolidated

         Financial Condition and Results of Operations                    8 - 9

PART II. OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K                                   10

                  Signatures                                                11



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          PROPERTY CAPITAL TRUST, INC.
                           Consolidated Balance Sheets
                 March 31, 2000 (Unaudited)and December 31, 1999

                                  March 31, 2000              December 31, 1999
                                  --------------              -----------------
                                     Assets

Rental Property, at cost
  Land                          $         202,500               $       202,500
  Building & Fixtures                   1,243,600                     1,243,600
  Tenant improvements                     402,114                       402,114
                                -----------------               ---------------
                                        1,848,214                     1,848,214
  Less Accumulated depreciation           866,480                       858,757
                                -----------------               ---------------
                                          981,734                       989,457

  Cash and Cash Equivalents               159,430                       180,931
  Prepaid Expense                           5,000                         5,000
  Deferred Charges, Net of
   Accumulated Amortization of
   $36,663 in 2000 and $35,195
   in 1999                                 51,909                        53,377
  Deferred Rent                           255,475                       267,088
                                -----------------               ---------------
                                $       1,453,548               $     1,495,853
                                =================               ===============
                 Liabilities and Shareholders' Equity (Deficit)

Liabilities:
  Current portion of mortgage
     payable                    $          13,125               $        13,125
  Notes payable- other                    315,910                       315,910
  Accounts payable
   and accrued expenses                    54,401                        74,101
  Tenant security deposits                 11,453                        11,453
                                -----------------               ---------------
                                          394,889                       414,589
Mortgage Payable, Net of current
   Portion                                974,957                       978,252

Commitments and Contingencies

Limited Partners' Interest
  in Operating Partnership                412,798                       412,798

Shareholders' Equity (Deficit)
 Common stock, $.01 par value
 Authorized - 30,000,000 shares
 Issued and outstanding - 479,226           4,792                         4,792
 Additional paid in capital               995,208                       995,208
 Accumulated deficit                   (1,329,096)                   (1,309,786)
                                -----------------               ---------------
                                         (329,096)                     (309,786)
                                -----------------               ---------------
                                $       1,453,548               $     1,495,853
                                =================               ===============
              The accompanying notes are an integral part of these
                       consolidated financial statements.



                          PROPERTY CAPITAL TRUST, INC.
                      Consolidated Statements of Operations
               For the Three Months Ended March 31, 2000 and 1999
                                                 2000                 1999
                                                 ----                 ----

Revenues:
 Rental Income                            $         77,637       $       77,637
 Interest Income                                     1,235                  586
                                          ----------------       --------------
                                                    78,872               78,223
                                          ----------------       --------------
Expenses:
 Administrative and financial expenses              11,393                2,978
 Professional services expenses                     13,774                2,500
 Interest expense                                   27,188                    -
 Depreciation & Amortization                         9,191                7,773
                                          ----------------       --------------
                                                    61,546               13,251
                                          ----------------       --------------
Income before
 limited partners' interest
 in operating partnership
 income                                             17,326               64,972

Limited partners'
 interest in operating
 partnership income                                (36,636)                   -
                                          ----------------       --------------
Net (Loss) Income                         $        (19,310)      $       64,972
                                          ================       ==============

Basic and diluted loss per
 common share                             $           (.04)      $          N/A
                                          ================       ==============

Dividends per common share                $              -       $          N/A
                                          ================       ==============

Weighted average common shares
 outstanding                                       479,226                  N/A
                                          ================       ==============






              The accompanying notes are an integral part of these
                       consolidated financial statements.



                          PROPERTY CAPITAL TRUST, INC.
                      Consolidated Statements of Cash Flows
                For the Three Months Ended March 31,2000 and 1999

                                                 2000               1999
                                             -----------        -----------

Cash Flows from Operating Activities:
 Net income (loss)                          $        (19,310)    $     64,972
 Limited partners' interest in
   operating partnership income                       36,636                -
 Adjustments to reconcile net
   income to net cash
   (used in) provided by
   operating activities:
   Depreciation and amortization                       9,191            7,773
   Decrease in deferred rent                          11,613           11,613
   Decrease in accrued expenses                      (19,700)          (7,501)
                                            -----------------    -------------
     Total Adjustments                                 1,104           11,885
                                            -----------------    -------------
     Net cash provided by
     operating activities                             18,430           76,857
                                            -----------------    -------------

Cash Flows From Investing Activities:
   Expenditures for deferred charges                       -          (12,000)
                                            -----------------    -------------
   Net cash used in investing activities                   -          (12,000)
                                            -----------------    -------------

Cash Flows From Financing Activities:
 Principal paid on mortgage payable                   (3,295)               -
 Distributions to partners                           (36,636)         (72,500)
                                            -----------------    -------------
   Net cash used in
   financing activities                              (39,931)         (72,500)
                                            -----------------    -------------

Net decrease in cash                                 (21,501)          (7,643)

Cash, beginning of quarter                           180,931          153,094
                                            -----------------    -------------

Cash, end of quarter                        $        159,430     $    145,451
                                            =================    =============

Supplemental disclosure of cash
 paid during the year for interest          $         20,346     $          -
                                            =================    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          PROPERTY CAPITAL TRUST, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    BASIS OF PRESENTATION

The interim consolidated financial statements presented have been prepared by Property Capital Trust, Inc. ("PCT") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of its financial position at March 31, 2000, and the results of its operations and cash flows for the three months ended March 31, 2000. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements represent the activity of PCT and Property Capital Trust Limited Partnership ("PCT LP"), a Massachusetts limited partnership of which PCT is the sole general partner.

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of PCT. The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in PCT's Current Annual Report on form 10-K, filed with the Securities and Exchange Commission on March 29, 2000.

(2)      BUSINESS AND ORGANIZATION

PCT LP was formed pursuant to the provisions of the Uniform Limited Partnership Act of Massachusetts to acquire, hold, develop, operate, and lease real property. PCT LP owns and operates commercial real estate located at 51 New York Avenue, Framingham, Massachusetts.

In May 1999,  Maryland  Property  Capital Trust,  Inc., a Maryland  corporation, merged with Property Capital Trust (the "Trust"), a publicly traded Massachusetts business trust. PCT changed its name to "Property Capital Trust, Inc." and intends to continue to qualify as a Real Estate Investment Trust ("REIT"). Immediately following the merger, PCT LP purchased 319,489 shares of common stock of PCT for an aggregate price of $1,000,000, which stock was distributed to the partners of PCT LP. PCT LP borrowed $1,000,000, secured by the property located at 51 New York Avenue, Framingham, Massachusetts, as a source of funding this purchase. In connection with these transactions, the partnership agreement of PCT LP was amended and restated and PCT contributed $1,000,000 to the capital of PCT LP and became the general partner of the partnership.

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

(3)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by PCT in preparing its consolidated financial statements are set forth in Note (1) to such financial statements included in Form 10-K for the year ended December 31, 1999. PCT has made no significant change in these policies during the three months ended March 31, 2000.

(4)    SEGMENT INFORMATION

Management of PCT has decided to operate the business with only one reportable segment. The results of operations for the rental real estate segment are reflected in the accompanying consolidated financial statements.

                          PROPERTY CAPITAL TRUST, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This  Management's   Discussion  and  Analysis  of  the  Consolidated  Financial
Condition and Results of Operations, and other sections of this Quarterly Report, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that are based on current expectations, estimates and projections about the industries in which PCT operates, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. These risks, among others, that could affect PCT's future performance include: (i) changes in business strategy and development places; (ii) the business abilities and judgment of PCT's officers and directors; (iii) failure of PCT to qualify as a REIT; (iv) real estate investment considerations, such as the effect of economic and other conditions in PCT's market area in cash flows and values; and (v) PCT's ability to generate revenues sufficient to meet debt service payments and other operating expenses that are not otherwise paid by the existing tenant. Therefore, actual outcomes and results may differ materially from those in such forward-looking statements. PCT undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

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

PCT LP owns 17,250 square feet of real estate located at 51 New York Avenue, Framingham, MA. This property is comprised of 1.1 acres of land improved by a one-story combined office and research development building. Framingham York Associates Limited Partnership, the predecessor of PCT LP, acquired this property in 1985. Currently, Genzyme Corporation is the sole tenant of the property. The lease, as amended, is for a term of twenty years that expires in September 2005. As of March 31, 2000, PCT LP had an outstanding mortgage of $988,082 that is secured by the real estate and assignment of rents under the operating lease.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1999

Revenues

Rental income for the three months ended March 31, 2000 and 1999 totaled $77,637. Total income for the three months ended March 31, 2000 totaled $78,872, as compared to $78,223 for the three months ended March 31, 1999. The $649 increase is from interest income earned on working capital reserves.

Expenses:

Administrative and financial expenses increased $8,415 for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999. Certain costs related to the merger, including the hiring of a transfer agent, obtaining directors and officers insurance and offsite storage fees, were incurred during the three months ended March 31, 2000 and are the primary reasons for this increase.

Professional services increased $11,274 from $2,500 for the three months ended March 31, 1999 to $13,774 for the three months ended March 31, 2000. This increase is primarily due to the additional reporting and compliance requirements set forth by the government agencies overseeing public entities.

Interest expense of $27,188 includes $20,346 related to the $1,000,000 mortgage that was obtained in April of 1999 and interest of $6,842 that was incurred for advances made by officers, directors and related affiliates.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $159,430 at March 31, 2000 as compared to $145,451 at March 31, 1999. Management has considered the liquidity needs of PCT and the adequacy of expected liquidity sources to meet these needs. As long as the tenant continues to pay the rent obligation to PCT LP and substantially all of the operating costs, as provided for under the existing lease agreement, management believes the level of working capital provided by operating activities will be sufficient to pay the monthly debt service, operating expenses not paid directly by the tenant, the minimum distributions required to maintain PCT's REIT qualification under the Internal Revenue Code and the quarterly distributions as required under the partnership agreement of PCT LP.

For the three months ended March 31, 2000, cash distributed to the partners of PCT LP totaled $36,636, as compared to $72,500 for the three months ended March 31, 1999. In April of 2000, PCT LP distributed an additional $36,636 to its limited partners.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

(3)      Article of Incorporation and By-Laws

3.1 The Article of Amendment and Restatement of Property Capital Trust, Inc., incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 29, 2000 (file no. 000-26215).

3.2 By-Laws of Property Capital Trust, Inc., incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 29, 2000 (file no. 000-26215).

(4)      Instruments Defining Rights of Shareholders

4.1 Second Amended and Restated Agreement of Limited Partnership of Property Capital Trust Limited Partnership, dated as of May 28, 1999 by and among Property Capital Trust, Inc. and the persons whose names are set forth on Exhibit A-1 therein is filed herewith as Exhibit 4.1.

(27)     Financial Data Schedule is filed herewith as Exhibit 27.

(b)      Reports on Form 8-K.

         No Current Reports on Form 8-K were filed by the Company during the quarter ending March 31, 2000.

                          PROPERTY CAPITAL TRUST, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED AS OF THE 12TH day of May 2000.

                          PROPERTY CAPITAL TRUST, INC.

                          /S/ BRUCE A. BEAL
                          Bruce A. Beal, President

                          /S/ MICHAEL A. MANZO
                          Michael A. Manzo, Treasurer
                          (Principal Financial Officer)