Form 10-Q
period 2000-06-30
PROPERTY CAPITAL TRUST INC
filed 2000-08-04
CIK 1073973

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 2000

                                       or

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

         Class                                 Outanding at August 4, 2000

---------------------                          ---------------------------
Common Stock, $.01 par value                             479,226



                          PROPERTY CAPITAL TRUST, INC.

                                      INDEX
                                                                   PAGE NUMBER

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Consolidated Balance Sheets
         June 30, 2000 (unaudited) and December 31, 1999                     3

         Consolidated Statements of Operations
         Three Months and Six Months ended June 30, 2000 and 1999
         (unaudited)                                                         4

         Consolidated Statements of Cash Flows
         Six Months ended June 30, 2000 and 1999 (unaudited)                 5

         Notes to Consolidated Financial Statements                      6 - 7

Item 2.  Management's Discussion and Analysis of the Consolidated
         Financial Condition and Results of Operations                  8 - 10

PART II. OTHER INFORMATION:

Item 4.  Submission of Matters to a Vote of Security Holders.               11

Item 6.  Exhibits and Reports on Form 8-K.                                  11

         Signatures                                                         12



PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          PROPERTY CAPITAL TRUST, INC.
                           Consolidated Balance Sheets
                 June 30, 2000 (Unaudited)and December 31, 1999
                                       June 30, 2000         December 31, 1999
                                      ---------------        ----------------
                                     Assets

Rental Property, at cost

  Land                                   $    202,500            $  202,500
  Building & Fixtures                       1,243,600              1,243,600
  Tenant improvements                         402,114                402,114
                                         ------------            -----------
                                            1,848,214              1,848,214
  Less Accumulated depreciation               874,201                858,757
                                         ------------            -----------
                                              974,013                989,457

  Cash and Cash Equivalents                   131,993                180,931
  Prepaid Expense                               5,000                  5,000
  Deferred Charges, Net of
   Accumulated Amortization of
   $38,130 in 2000 and $35,195
   in 1999                                     50,442                 53,377
  Deferred Rent                               243,863                267,088
                                         ------------            -----------
                                         $  1,405,311            $ 1,495,853
                                         ============            ===========
                 Liabilities and Shareholders' Equity (Deficit)

Liabilities:
  Current portion of mortgage

     payable                             $     13,125            $    13,125
  Notes payable- other                        315,910                315,910
  Accounts payable
   and accrued expenses                        69,681                 74,101
  Tenant security deposits                     11,453                 11,453
                                         ------------            -----------
                                              410,169                414,589
Mortgage Payable, Net of current
   Portion                                    971,595                978,252

Commitments and Contingencies

Limited Partners' Interest
  in Operating Partnership                    412,798                412,798

Shareholders' Equity (Deficit)
 Common stock, $.01 par value
 Authorized - 30,000,000 shares
 Issued and outstanding - 479,226               4,792                  4,792
 Additional paid in capital                   995,208                995,208
 Accumulated deficit                       (1,389,251)            (1,309,786)
                                         ------------            -----------
                                             (389,251)              (309,786)
                                         ------------            -----------
                                         $  1,405,311            $ 1,495,853
                                         ============            ===========
                     The accompanying notes are an integral
                part of these consolidated financial statements.

                          PROPERTY CAPITAL TRUST, INC.
                Consolidated Statements of Operations (Unaudited)
                               Three Months                   Six Months
                              Ended June 30                 Ended June 30,

                           2000             1999         2000            1999
                           ----             ----         ----            ----

Revenues:

 Rental Income          $  77,638       $   77,638    $  155,275     $  155,275
 Interest Income              989            9,148         2,224          9,734
                        ---------       ----------    ----------     ----------
                           78,627           86,786       157,499        165,009
                        ---------       ----------    ----------     ----------
Expenses:

 Transaction Costs              -        1,252,710             -      1,252,710
 Administrative and
   Financial expenses      46,194            3,625        57,587          9,103
 Professional services
   expenses                19,195           12,500        32,969         12,500
 Interest expense          27,568           17,260        54,756         17,260
 Depreciation &
   amortization             9,188            8,251        18,379         16,024
                        ---------       ----------    ----------    -----------
                          102,145        1,294,346       163,691      1,307,597
                        ---------       ----------    ----------    -----------
Loss before
 limited partners'
 interest in operating
 partnership income       (23,518)      (1,207,560)       (6,192)    (1,142,588)
Limited partners'
 interest in operating
 partnership income       (36,637)         (35,555)      (73,273)       (90,726)
                        ---------       ----------    ----------    -----------

Net Loss                $ (60,155)     $(1,243,115)   $  (79,465)   $(1,233,314)
                        =========      ===========    ==========    ===========

Basic and diluted loss
 per common share       $    (.13)     $     (2.59)   $     (.17)   $     (2.57)
                        =========      ===========    ==========    ===========

Dividends per common
share                   $       -      $         -    $        -    $         -
                        =========      ===========    ==========    ===========

Weighted average common
 shares outstanding       479,226          479,226       479,226        479,226
                        =========      ===========    ==========    ===========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.




                          PROPERTY CAPITAL TRUST, INC.
                Consolidated Statements of Cash Flows (Unaudited)
                     Six Months ended June 30, 2000 and 1999

                                            2000                       1999
                                         -----------                -----------
Cash Flows from Operating Activities:

 Net Loss                               $    (79,465)            $   (1,233,314)
 Limited partners' interest in
   operating partnership income               73,273                     90,726
 Adjustments to reconcile net
   loss to net cash
   provided by (used in)
   operating activities:
   Depreciation and amortization              18,379                     16,024
   Decrease in accounts receivable                 -                   (268,844)
   Decrease in deferred rent                  23,225                     23,225
   (Decrease) increase in
    accrued expenses                          (4,420)                    92,880
                                        ------------             --------------
     Total Adjustments                       110,457                    (45,989)
                                        ------------             --------------
     Net cash provided by (used in)
     operating activities                     30,992                 (1,279,303)
                                        ------------             --------------

Cash Flows From Investing Activities:
   Purchase of furniture and fixtures              -                     (8,000)
   Expenditures for deferred charges               -                    (28,602)
                                        ------------             --------------
   Net cash used in investing activities           -                    (36,602)
                                        ------------             --------------

Cash Flows From Financing Activities:
 Proceeds from notes payable                       -                    561,352
 Proceeds from issuance of common stock            -                  1,000,000
 Proceeds from mortgage payable                    -                  1,000,000
 Principal paid on mortgage payable           (6,657)                    (2,673)
 Distributions to partners                   (73,273)                (1,145,000)
                                        ------------             --------------
   Net cash (used in) provided by
   financing activities                      (79,930)                 1,413,679
                                        ------------             --------------

Net (decrease) increase in cash              (48,938)                    97,774

Cash, beginning of period                    180,931                    153,094
                                        ------------             --------------

Cash, end of period                     $    131,993             $      250,868
                                        ============             ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          PROPERTY CAPITAL TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    BASIS OF PRESENTATION

The interim consolidated financial statements presented have been prepared by Property Capital Trust, Inc. ("PCT") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of its financial position at June 30, 2000, and the results of its operations for the three and six months ended June 30, 2000 and 1999, and cash flows for the six months ended June 30, 2000 and 1999. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements represent the activity of PCT and Property Capital Trust Limited Partnership ("PCT LP"), a Massachusetts limited partnership of which PCT is the sole general partner.

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

(3)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by PCT in preparing its consolidated financial statements are set forth in Note (1) to such financial statements included in Form 10-K for the year ended December 31, 1999. PCT has made no significant change in these policies during the three and six months ended June 30, 2000.

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

                          PROPERTY CAPITAL TRUST, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This  Management's   Discussion  and  Analysis  of  the  Consolidated  Financial
Condition and Results of Operations, and other sections of this Quarterly Report, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that are based on current expectations, estimates and projections about the industries in which PCT operates, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. These risks, among others, that could affect PCT's future performance include: (i) changes in business strategy and development opportunities; (ii) the business abilities and judgment of PCT's officers and directors; (iii) failure of PCT to qualify as a REIT; (iv) real estate investment considerations, such as the effect of economic and other conditions in PCT's market area in cash flows and values; and (v) PCT's ability to generate revenues sufficient to meet debt service payments and other operating expenses that are not otherwise paid by the existing tenant. Therefore, actual outcomes and results may differ materially from those in such forward-looking statements. PCT undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PCT LP owns 17,250 square feet of real estate located at 51 New York Avenue, Framingham, MA. This property is comprised of 1.1 acres of land improved by a one-story combined office and research development building. Framingham York Associates Limited Partnership, the predecessor of PCT LP, acquired this property in 1985. Currently, Genzyme Corporation is the sole tenant of the property. The lease, as amended, is for a term of twenty years that expires in September 2005. As of June 30, 2000, PCT LP had an outstanding mortgage of $984,720 that is secured by the real estate and assignment of rents under the operating lease.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1999

Revenues

Rental income for the three months ended June 30, 2000 and 1999 totaled $77,638. Interest income decreased $8,159 from $9,148 for the three months ended June 30, 1999 to $989 for the three months ended June 30, 2000. In April 1999, $1,000,000 of mortgage proceeds, net of closing costs, were invested in a money market account until the transaction costs were paid in June 1999. Interest income for the three months ended June 30, 2000 is the result of the working capital reserves being invested in similar accounts.

Expenses

Transaction costs for the three months ended June 30, 1999 totaled $1,252,710. These costs included legal, accounting, printing, insurance and other costs related to the issuance of the common stock certificates to PCT LP and the shareholders of the Trust.

These costs were expensed as of June 30, 1999.

Administrative and Financial expenses totaled $46,194 and $3,625 for the three months ended June 30, 2000 and 1999, respectively. The approximately $42,600 increase in expenses are a result of PCT having a full three months of expenses for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. These operating costs include insurance, investor services related to the proxy, annual shareholders meeting and stock transfers, storage and printing.

Professional Services expenses increased $6,695 from $12,500 for the three months ended June 30, 1999 to $19,195 for the three months ended June 30, 2000. This increase is primarily due to the additional work done in preparation for the annual proxy statement and shareholders meeting held in May.

Interest expense increased $10,308 from $17,260 for the three months ended June 30, 1999 to $27,568 for the three months ended June 30, 2000. The increase is due to a full three months of interest due on both the mortgage and note payable.

FOR THE SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1999.

Revenues

Rental Income was $155,275 for the six months ended June 30, 2000 and 1999. Interest Income decreased $7,510 from $9,734 for the six months ended June 30, 1999 to $2,224 for the six months ended June 30, 2000. In April 1999, $1,000,000 of mortgage proceeds, net of closing costs were invested in a money market account until the transactions costs were paid in June 1999. Interest Income for the six months ended June 30, 2000 is a result of the working capital reserves being invested in similar accounts.

Transaction Costs for the six months ended June 30, 1999 totaled $1,252,710. These costs included legal, accounting, printing, insurance and other costs related to the issuance of the common stock certificates to PCT LP and the shareholders of the Trust. These costs were expensed as of June 30, 1999. No additional costs have been incurred for the six months ended June 30, 2000.

Administrative and Financial Expenses increased approximately $48,500 from $9,103 for the six months ended June 30, 1999 to $57,587 for the six months ended June 30, 2000. The increase is a result of PCT having a full six months of expenses for the period ended June 30, 2000. These operating expenses include insurance coverage, investor services related to the proxy, annual shareholders meeting and stock transfers, storage and printing.

Professional Services expense increased $20,469 from $12,500 for the six months ended June 30, 1999 to $32,969 for the six months ended June 30, 2000. The increase is primarily due to the additional reporting and compliance work done in preparation for the annual report, proxy statement and shareholders meeting held in May.

Interest Expense increased $37,496 from $17,260 for the six months ended June 30, 1999 to $54,756 for the six months ended June 30, 2000. The increase is due to a full six months of interest due on both the mortgage and note payable.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $131,993 at June 30, 2000 as compared to $180,931 at December 31, 1999. Management has considered the liquidity needs of PCT and the adequacy of expected liquidity sources to meet these needs. As long as the tenant continues to pay the rent obligation to PCT LP and substantially all of the operating costs, as provided for under the existing lease agreement, management believes the level of working capital provided by operating activities will be sufficient to pay the monthly debt service, operating expenses not paid directly by the tenant, the minimum distributions required to maintain PCT's REIT qualification under the Internal Revenue Code and the quarterly distributions as required under the partnership agreement of PCT LP.

For the three months ended June 30, 2000, cash from operations distributed to the partners of PCT LP totaled $36,636, as compared to $72,500 for the three months ended June 30, 1999. In July of 2000, PCT LP distributed an additional $36,636 to its limited partners.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Property Capital Trust, Inc. (the "Company") held its annual meeting of stockholders on May 25, 2000. The stockholders voted to elect Robert L. Beal as the Class II Director of the Company to serve until 2003. 416,482 votes were cast for the election of Mr. Beal, and 512 votes were withheld. No other matters were submitted to stockholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

(3)      Articles of Incorporation and By-Laws

3.1 The Articles of Amendment and Restatement of Property Capital Trust, Inc., incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 29, 2000 (file no. 000-26215).

3.2 By-Laws of Property Capital Trust, Inc., incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 29, 2000 (file no. 000-26215).

(4)      Instruments Defining Rights of Shareholders

4.1 Second Amended and Restated Agreement of Limited Partnership of Property Capital Trust Limited Partnership, dated as of May 28, 1999 by and among Property Capital Trust, Inc. and the persons whose names are set forth on Exhibit A-1 therein, incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Securities and Exchange Commission on May 12, 2000 (file no. 000-26215).

(27)     Financial Data Schedule is filed herewith as Exhibit 27.

(b)      Reports on Form 8-K.

         No Current Reports on Form 8-K were filed by the Company during the quarter ending June 30, 2000.

                          PROPERTY CAPITAL TRUST, INC.
                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED AS OF THE 4TH day of August 2000.

                          PROPERTY CAPITAL TRUST, INC.

                                   /S/ BRUCE A. BEAL

                                   Bruce A. Beal, President

                                   /S/ MICHAEL A. MANZO

                                   Michael A. Manzo, Treasurer
                                   (Principal Financial Officer)