Form 10-Q
period 2000-09-30
PROPERTY CAPITAL TRUST INC
filed 2000-11-06
CIK 1073973

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q
[ X ] Quarterly  Report  Pursuant  to Section 13 or 15(d) of the  Securities
      Exchange Act of 1934 for the quarter ended September 30, 2000
                                       or
[   ] Transition  Report  Pursuant  to Section 13 or 15(d) of THE  SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _______.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                          Outstanding at November 6, 2000
---------------------                          ---------------------------------
Common Stock, $.01 par value                               479,226

                          PROPERTY CAPITAL TRUST, INC.
                                      INDEX

                                                                PAGE NUMBER
PART I  FINANCIAL INFORMATION

Item 1  Financial Statements

        Consolidated Balance Sheets
        September 30, 2000 (unaudited) and Decemb                        3

        Consolidated Statements of Operations
        Three Months and Nine Months ended September 30, 2000
        and 1999 (unaudited)                                             4

        Consolidated Statements of Cash Flows
        Nine Months ended September 30, 2000 and                         5

        N6 - 7 to Consolidated Financial Statements

Item 2  Management's Discussion and Analysis of the Consolidated
        F8 - 10al Condition and Results of Operations

PART II OTHER INFORMATION:

Item 6  Exhibits and Reports on Form 8-K                                11
        Signatures                                                      12

PART I. FINANCIAL INFORMATION
ITEM 1  Financial Statements
                          PROPERTY CAPITAL TRUST, INC.
                           Consolidated Balance Sheets
              September 30, 2000 (Unaudited) and December 31, 1999


                                     September 30, 2000       December 31, 1999
                                     ------------------       -----------------
                                     Assets
Rental Property, at cost
  Land .................................   $  202,500                $  202,500
  Building & Fixtures ..................    1,243,600                 1,243,600
  Tenant improvements ..................      402,114                   402,114
                                           ----------                ----------
                                            1,848,214                 1,848,214
  Less Accumulated depreciation ........      881,923                   858,757
                                           ----------                ----------
                                              966,291                   989,457

  Cash and Cash Equivalents ............      107,867                   180,931
  Prepaid Expense ......................        5,000                     5,000
  Deferred Charges, Net of
   Accumulated Amortization of
   $39,598 in 2000 and $35,195
   in 1999 .............................       48,974                    53,377
  Deferred Rent ........................      232,250                   267,088
                                           ----------                ----------
                                           $1,360,382                $1,495,853
                                           ==========                ==========
                 Liabilities and Shareholders' Equity (Deficit)
Liabilities:
  Current portion of mortgage
     payable ...........................   $   13,125                $   13,125
  Notes payable- other .................      315,910                   315,910
  Accounts payable
   and accrued expenses ................       55,789                    74,101
  Tenant security deposits .............       11,453                    11,453
                                           ----------                ----------
                                              396,277                   414,589
Mortgage Payable, Net of current
   Portion .............................      968,387                   978,252

Commitments and Contingencies

Limited Partners' Interest
  in Operating Partnership .............      412,798                   412,798

Shareholders' Equity (Deficit)
 Common stock, $.01 par value
 Authorized - 30,000,000 shares
 Issued and outstanding - 479,226 ......        4,792                     4,792
 Additional paid in capital ............      995,208                   995,208
 Accumulated deficit ...................   (1,417,080)               (1,309,786)
                                           ----------                ----------
                                             (417,080)                 (309,786)
                                           ----------                ----------
                                           $1,360,382                $1,495,853
                                           ==========                ==========
The accompanying notes are an integral part of these consolidated financial statements.

                          PROPERTY CAPITAL TRUST, INC.
                Consolidated Statements of Operations (Unaudited)
                                     Three Months               Nine Months
                                  Ended September 30       Ended September 30,
                                  2000          1999         2000         1999
                                  ----          ----         ----         ----

Revenues:
 Rental Income ............... $   77,637   $   77,637  $  232,912   $  232,912
 Interest Income .............        699          717       2,923       10,451
                               ----------   ----------  ----------   ----------
                                   78,336       78,354     235,835      243,363
                               ----------   ----------  ----------   ----------
Expenses:
Transaction Costs ............          0        2,131           0    1,254,841
Administrative and
  Financial expenses .........     21,091        8,325      78,678       17,428
Professional services
  expenses ...................     11,250       11,250      44,219       23,750
Interest expense .............     27,998       27,472      82,754       44,732
Depreciation &
  amortization ...............      9,190        9,202      27,569       25,226
                               ----------   ----------  ----------   ----------
                                   69,529       58,380     233,220    1,365,977
                               ----------   ----------  ----------   ----------
Income (Loss) before
 limited partners' interest
 in operating partnership
 income ......................      8,807       19,974       2,615   (1,122,614)

Limited partners'
 interest in operating
 partnership income ..........    (36,636)     (36,636)   (109,909)    (127,362)
                               ----------   ----------  ----------   ----------

Net Loss ..................... $  (27,829)  $  (16,662)   (107,294)  (1,249,976)
                               ==========   ==========  ==========   ==========

Basic and diluted loss per
 common share ................       (.05)        (.04)       (.22)       (2.61)
                               ==========   ==========  ==========   ==========

Dividends per common share ...          $            $           $            $
                               ==========   ==========  ==========   ==========

Weighted average common
 shares outstanding ..........    479,226      479,226     479,226      479,226
                               ==========   ==========  ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                          PROPERTY CAPITAL TRUST, INC.
                Consolidated Statements of Cash Flows (Unaudited)
                  Nine Months ended September 30, 2000 and 1999

                                                 2000                      1999
                                           ----------                ----------
Cash Flows from Operating Activities:
 Net Loss ..............................   $ (107,294)              $(1,249,976)
 Limited partners' interest in
   operating partnership income ........      109,909                   127,362
 Adjustments to reconcile net
   loss to net cash
   provided by (used in)
   operating activities:
   Depreciation and amortization .......       27,569                    25,226
   Decrease in deferred rent ...........       34,838                    34,832
   (Decrease) increase in
    accrued expenses ...................      (18,313)                   40,050
                                           ----------                ----------
     Total Adjustments .................      154,003                   227,476
                                           ----------                ----------
     Net cash provided by (used in)
     operating activities ..............       46,709                (1,022,500)
                                           ----------                ----------

Cash Flows From Investing Activities:
   Purchase of furniture and fixtures ..         --                      (8,000)
   Expenditures for deferred charges ...         --                     (28,602)
                                           ----------                ----------
   Net cash used in investing activities         --                     (36,602)
                                           ----------                ----------

Cash Flows From Financing Activities:
 Proceeds from notes payable ...........         --                     561,352
 Principal paid on notes payable .......         --                    (245,442)
 Proceeds from issuance of common stock          --                   1,000,000
 Proceeds from mortgage payable ........         --                   1,000,000
 Principal paid on mortgage payable ....       (9,864)                   (5,616)
 Distributions to partners .............     (109,909)               (1,181,636)
                                           ----------                ----------
   Net cash (used in) provided by
   financing activities ................     (119,773)                1,128,658
                                           ----------                ----------

Net (decrease) increase in cash ........      (73,064)                   69,556

Cash, beginning of period ..............      180,931                   153,094
                                           ----------                ----------

Cash, end of period ....................   $  107,867                $  222,650
                                           ==========                ==========

The accompanying notes are an integral part of these consolidated financial statements.

                          PROPERTY CAPITAL TRUST, INC.

                   Notes to Consolidated Financial Statements

(1)    BASIS OF PRESENTATION

The interim consolidated financial statements presented have been prepared by Property Capital Trust, Inc. ("PCT") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of its financial position at September 30, 2000, and the results of its operations for the three and nine months ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements represent the activity of PCT and Property Capital Trust Limited Partnership ("PCT LP"), a Massachusetts limited partnership of which PCT is the sole general partner.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by PCT in preparing its consolidated financial statements are set forth in Note (1) to such financial statements included in Form 10-K for the year ended December 31, 1999. PCT has made no significant change in these policies during the three and nine months ended September 30, 2000.

                          PROPERTY CAPITAL TRUST, INC.

                   Notes to Consolidated Financial Statements

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

PCT LP owns 17,250 square feet of real estate located at 51 New York Avenue, Framingham, MA. This property is comprised of 1.1 acres of land improved by a one-story combined office and research development building. Framingham York Associates Limited Partnership, the predecessor of PCT LP, acquired this property in 1985. Currently, Genzyme Corporation is the sole tenant of the property. The lease, as amended, is for a term of twenty years that expires in September 2005. As of September 30, 2000, PCT LP had an outstanding mortgage of $981,512 that is secured by the real estate and assignment of rents under the operating lease.

PCT relies on the experience and knowledge of its officers and directors to manage its growth, if any. PCT believes that its executive officers have long-standing relationships with institutional owners, lenders, bankers and other real estate operators and developers which PCT anticipates may provide PCT with access to transaction activity and investment opportunities. As part of its strategy, PCT anticipates that it may position itself to produce portfolio growth if and when the capital markets for REIT's improve and as funding for real estate activities of publicly held entities becomes more readily available. Until PCT is satisfied that the financial markets are sufficiently stabilized to allow growth of PCT, PCT LP will be operated with the existing single property and with all operating expenses maintained at the lowest levels, consistent with regulatory requirements and other needs. Given appropriate market conditions, PCT believes that its REIT structure will allow PCT to make tax efficient acquisitions through the issuance of units of partnership interest of PCT LP. PCT also may issue equity securities of PCT that may be senior to the shares of common stock of PCT.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1999

Revenues

Rental income for the three months ended September 30, 2000 and 1999 totaled $77,637. Interest income decreased $18 from $717 for the three months ended September 30, 1999 to $699 for the three months ended September 30, 2000. Interest income for the three months ended September 30, 2000 is the result of working capital reserves being invested in money market accounts.

Expenses

Transaction costs for the three months ended September 30, 1999 totaled $2,131. The remaining costs were related to the issuance of the common stock certificates to PCT LP and the shareholders of the Trust. These costs were expensed as of September 30, 1999.

Administrative and Financial expenses totaled $21,091 and $8,325 for the three months ended September 30, 2000 and 1999, respectively. The approximately $12,800 increase in expenses are a result of the costs incurred for the annual meeting, including printing, mailing and other investor service charges related to mailing of the Proxy Statement and Annual Report to the shareholders of record.

Interest expense increased $526 from $27,472 for the three months ended September 30, 1999 to $27,998 for the three months ended September 30, 2000. The increase is due to the increase in the prime rate that is used to calculate interest on the outstanding note payable.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

Revenues

Rental Income was $232,912 for the nine months ended September 30, 2000 and 1999. Interest Income decreased $7,528 from $10,451 for the nine months ended September 30, 1999 to $2,923 for the nine months ended September 30, 2000. In April 1999, $1,000,000 of mortgage proceeds, net of closing costs was invested in a money market account until the transaction costs were paid. Interest Income for the nine months ended September 30, 2000 and 1999 is a result of the working capital reserves being invested in money market accounts.

Transaction  Costs  for  the  nine  months  ended  September  30,  1999  totaled
$1,254,841. These costs included legal, accounting, printing, insurance and other costs related to the issuance of the common stock certificates to PCT LP and the shareholders of the Trust. These costs were expensed as of September 30, 1999. No additional costs have been incurred for the nine months ended September 30, 2000.

Administrative and Financial Expenses increased approximately $61,200 from $17,428 for the nine months ended September 30, 1999 to $78,678 for the nine months ended September 30, 2000. The increase is a result of PCT having a full nine months of expenses for the period ended September 30, 2000. These operating expenses include insurance coverage, investor services related to the proxy, annual shareholders meeting and stock transfers, storage and printing.

Professional Services expense increased $20,469 from $23,750 for the nine months ended September 30, 1999 to $44,219 for the nine months ended September 30, 2000. The increase is primarily due to the additional reporting and compliance work done in preparation for the annual report, proxy statement and shareholders meeting held in May.

Interest Expense increased $38,022 from $44,732 for the nine months ended September 30, 1999 to $82,754 for the nine months ended September 30, 2000. The increase is due to a full nine months of interest due on both the mortgage and note payable.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents were $107,867 at September 30, 2000 as compared to $180,931 at December 31, 1999. Management has considered the liquidity needs of PCT and the adequacy of expected liquidity sources to meet these needs. As long as the tenant continues to pay the rent obligation to PCT LP and substantially all of the operating costs, as provided for under the existing lease agreement, management believes the level of working capital provided by operating activities will be sufficient to pay the monthly debt service, operating expenses not paid directly by the tenant, the minimum distributions required to maintain PCT's REIT qualification under the Internal Revenue Code and the quarterly distributions as required under the partnership agreement of PCT LP for a least the next 12 months.

For the three months ended September 30, 2000 and 1999, cash from operations distributed to the partners of PCT LP totaled $36,636. In October of 2000, PCT LP distributed an additional $36,636 to its limited partners.

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

   (27)  Financial Data Schedule is filed herewith as Exhibit 27.

(b)  Reports on Form 8-K.

     No Current Reports on Form 8-K were filed by the Company during the quarter ending September 30, 2000. 8

                          PROPERTY CAPITAL TRUST, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 6th day of November 2000.

                                             PROPERTY CAPITAL TRUST, INC.




                                             /s/ Bruce A. Beal
                                             ---------------------------------
                                             Bruce A. Beal, President




                                             /s/ Michael A. Manzo
                                             ---------------------------------
                                             Michael A. Manzo, Treasurer
                                             (Principal Financial Officer)