Form 10-K
period 2000-12-31
PROPERTY CAPITAL TRUST INC
filed 2001-03-27
CIK 1073973

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K
                            For Annual and Transition
                       Reports Pursuant to Sections 13 or
                        15(d) of the Securities Exchange
                                   Act of 1934

[ X ] Annual Report  Pursuant to Section 13 or 15(d) of the  Securities
      Exchange Act of 1934 for the fiscal year ended December 31, 2000
                                                            or
[   ] Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
      Exchange Act of 1934 for the transition period from         to          .

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 13, 2001, 479,226 shares of common stock, $.01 par value, of the Registrant were outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant was $106,148.70, based upon the sale price of $0.35 per share for the Registrant's common stock, as reported on the National Quotation Bureau's "pink sheets" on March 13, 2001.

                                     PART I

Certain information required in response to Items 10, 11, 12 and 13 of Part III are hereby incorporated by reference from Property Capital Trust, Inc.'s Proxy Statement for the 2001 Annual Meeting of Stockholders. Such Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K except for the parts therein which have been specifically incorporated by reference herein.

ITEM 1.  BUSINESS

General

Maryland Property Capital Trust, Inc. ("PCT"), a Maryland corporation was formed on June 15, 1998. In May 1999, PCT merged with Property Capital Trust (the "Trust"), a publicly traded Massachusetts business trust. PCT changed its name to "Property Capital Trust, Inc." and intends to continue to qualify as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended. At the time of the merger, each shareholder of the Trust received one-sixtieth of a share of common stock of PCT for each share they owned of the Trust. A total of 159,737 shares were issued to these shareholders. Immediately following the merger, Property Capital Trust Limited Partnership ("PCT LP") (formerly Framingham York Associates Limited Partnership) purchased 319,489 shares of common stock of PCT for an aggregate price of $1,000,000, which stock was distributed to the partners of PCT LP. PCT LP borrowed $1,000,000, secured by the property located at 51 New York Avenue, Framingham, Massachusetts, as a source of funding this purchase. In connection with these transactions, the partnership agreement of PCT LP was amended and restated and PCT contributed $1,000,000 to the capital of PCT LP and became the general partner of PCT LP. PCT LP incurred $1,252,941 of costs related to these transactions which were charged to expense.

Due to the approved merger by the shareholders of the Trust and the related transactions as described in the preceding paragraph that transpired during 1999, the limited partners of PCT LP acquired approximately 67% of the common stock of PCT. In addition, PCT is the sole general partner of PCT LP. Because PCT LP's partners currently own the larger portion of the voting rights of PCT, this transaction has been accounted for in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 2-A2, pursuant to which PCT LP has been treated as the "accounting acquirer". Accordingly, the historical financial information of PCT solely reflects the financial information of PCT LP for periods prior to May 28, 1999, the date on which the merger was consummated.

PCT does not own directly any real estate. PCT's sole asset is its approximate 1% general partnership interest and approximate 32.3% common limited partnership interest in PCT LP. PCT LP currently owns one property located at 51 New York Avenue in Framingham, Massachusetts.

On March 5, 2001 PCT LP entered into a purchase and sale agreement with Genzyme Corporation, pursuant to which PCT LP agreed to sell the property located at 51 New York Avenue ("51 New York Avenue") to Genzyme Corporation for an aggregate purchase price of $4,750,000. Upon closing of the sale PCT LP will pay The Beal Companies LLP a fee totaling $142,500 or 3% of the sales price. Under the terms of the purchase and sale agreement, Genzyme Corporation had the ability to elect to terminate the purchase and sale at any time prior to March 16, 2001, based on a due diligence review of the premises. The due diligence period has since expired and PCT LP has not received any notice from Genzyme Corporation to terminate the purchase and sale agreement. Therefore, subject to the terms of the purchase and sale agreement, the sale of 51 New York Avenue is expected to close on or about March 28, 2001.

If the sale is consummated, it is management's intention to set aside sufficient funds to liquidate both PCT LP and PCT. Upon closing the sale, PCT LP will repay approximately $1,000,954 to Boston Private Bank & Trust, in full payment of the outstanding balance (including principal), accrued interest and prepayment penalties) of the loan that is secured by a mortgage on 51 New York Avenue, and approximately $369,870 to The Beal Companies LLP, in full payment of the outstanding balance (including principal and accrued interest) of the loan incurred by PCT LP in connection with the merger transaction discussed above in
Item 1. After repayment of the mortgage and the loan in full, management expects that the distribution of the remaining funds of PCT LP in liquidation will be used to pay for expenses incurred in connection with the liquidation and the liquidation preference obligations to the Class A and Class B preferred partners of PCT LP, pursuant to the provisions of PCT LP's partnership agreement. As the owner of general partnership interests and common limited partnership interests in PCT LP, PCT's rights to payment in liquidation are junior to the rights of the holders of Class A preferred limited partnership interests and Class B preferred limited partnership interests. As a result, management anticipates that the shareholders of PCT will not receive any liquidation payments upon the liquidation of PCT LP and PCT.

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


ITEM 2.  PROPERTIES

PCT LP owns 17,250 square feet of real estate located at 51 New York Avenue, Framingham, MA. This property is comprised of 1.1 acres of land improved by a one-story combined office and research development building. Framingham York Associates Limited Partnership the predecessor of PCT LP, acquired this property in 1985. Currently, Genzyme Corporation is the sole tenant of the property. The lease, as amended, is for a term of twenty years that expires in September 2005. As of December 31, 2000, PCT LP had an outstanding mortgage of $978,252 that is secured by the real estate and assignment of rents under the operating lease.

On March 5, 2001 PCT LP entered into a purchase and sale agreement with Genzyme Corporation, pursuant to which PCT LP agreed to sell 51 New York Avenue to Genzyme Corporation for an aggregate purchase price of $4,750,000. Upon closing of the sale PCT LP will pay The Beal Companies LLP a fee totaling $142,500 or 3% of the sales price. Under the terms of the purchase and sale agreement, Genzyme Corporation had the ability to elect to terminate the purchase and sale at any time prior to March 16, 2001, based on a due diligence review of the premises. The due diligence period has since expired and PCT LP has not received any notice from Genzyme Corporation to terminate the purchase and sale agreement. Therefore, subject to the terms of the purchase and sale agreement, management expects the sale of 51 New York Avenue to close on or about March 28, 2001.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted for a vote by the shareholders during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

ITEM 5.  Market For Registrant's Common Equity and Related Stockholders Matters

PCT's common stock is traded in the over-the-counter market and is quoted on the National Quotation Bureau's "pink sheets" under the symbol "PCTG". PCT common stock was traded on NASDAQ's Over-the-Counter Bulletin Board until March 9, 2000. The following table sets forth, for the indicated periods, the high and low bid quotations for each quarter subsequent to the merger. The quotations reflect inter-dealer prices without markup, markdown or commission and may not necessarily represent actual transactions.

Fiscal Year 2000

         Period                    High            Low

    First Quarter                 $3.00           $.50
    Second Quarter                $2.00           $.40625
    Third Quarter                 $ .796875       $.40625
    Fourth Quarter                $1.00           $.34375

Fiscal Year 1999

         Period
                                   High            Low

    Second Quarter                $.50            $.15626
    Third Quarter                 $.5625          $.040625
    Fourth Quarter                $.5625          $.5625

PCT has never paid cash dividends on its common stock. PCT has elected to be taxed as a REIT. Pursuant to the Internal Revenue Code provisions relating to REITs, PCT must distribute annually at least 95% of its net taxable income, excluding any net capital gain, to avoid corporate income taxation of the earnings it distributes. Pursuant to the terms of the partnership agreement of PCT LP, each of the limited partners of PCT LP, other than PCT, is entitled to priority distribution from the cash available from the operations of PCT LP. If the sale of 51 New York Avenue to Genzyme Corporation is consummated, it is management's intention to set aside sufficient funds to liquidate both PCT LP and PCT on some date after May 29, 2001. Upon closing the sale, PCT LP will repay approximately $1,000,954 to Boston Private Bank & Trust, in full payment of the outstanding balance (including principal, accrued interest and prepayment penalties) of the loan that is secured by a mortgage on 51 New York Avenue, and approximately $369,870 to The Beal Companies LLP, in full payment of the outstanding balance (including principal and accrued interest) of the loan incurred by PCT LP in connection with the merger transaction discussed above in
Item 1. After repayment of the mortgage and the loan in full, management expects that the distribution of the remaining funds of PCT LP in liquidation will be used to pay for expenses incurred in connection with the liquidation and the liquidation preference obligations to the Class A and Class B preferred partners of PCT LP, pursuant to the provisions of PCT LP's partnership agreement. As the owner of general partnership interests and common limited partnership interests in PCT LP, PCT's rights to payment in liquidation are junior to the rights of the holders of Class A preferred limited partnership interests and Class B preferred limited partnership interests. As a result, management anticipates that the shareholders of PCT will not receive any liquidation payments upon the liquidation of PCT LP and PCT.

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

As of March 13, 2001, there were 408 record holders of PCT's common stock.

ITEM 6.  SELECTED FINANCIAL DATA
                            Years Ended December 31,
                     (in thousands except per share amounts)

                              2000      1999      1998       1997       1996
Statement of Income Data

Revenues                    $   316   $   321   $   315   $   315   $   315
Costs and Operating
Expenses                        337     1,481        73        60        67
                            -------   -------   -------   -------   -------
Income (Loss) from
Continuing Operations       $   (21)  $(1,160)  $   242   $   255   $   248

Limited partners interest
in operating partnership
income                         (146)     (149)        -         -         -
                            -------   -------   -------   -------   -------
Net (Loss) Income           $  (167)  $(1,309)  $   242   $   255   $   248
                            =======   =======   =======   =======   =======

Loss per Share              $  (.35)  $ (2.73)      N/A       N/A       N/A

Balance Sheet Data

Total Assets                $ 1,328   $ 1,496   $ 1,507   $ 1,552   $ 1,587

Long Term Debt              $   964   $   978   $     -   $     -   $     -


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, including statements that are based on current expectations, estimates and projections about the industry in which PCT operates, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. If the sale of 51 New York Avenue is consummated, as discussed above in Items 1 and 2, these risks, among others, that could affect PCT include the lack of availability of funds sufficient for the payment of all debts and obligations of PCT LP upon liquidation, as provided in PCT LP's partnership agreement. If the sale of 51 New York Avenue is not consummated, these risks, among others, that could affect PCT's future performance include: (i) the ability of PCT LP to pay expenses incurred in connection with the proposed sale, (ii) changes in business strategy and places of development; (iii) the business abilities and judgment of PCT's officers and directors; (iv) failure of PCT to qualify as a REIT; (v) real estate investment considerations, such as the effect of economic and other conditions in PCT's market area in cash flows and values; and (v) PCT's ability to generate revenues sufficient to meet debt service payments and other operating expenses that are not otherwise paid by the existing tenant. Therefore, actual outcomes and results may differ materially from those in such forward-looking statements. PCT undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.


RESULTS OF OPERATIONS

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Rental income totaled $310,550 for each of the years ended December 31, 2000 and 1999. Total income for the year ended December 31, 2000 totaled $316,021, as compared to $320,892 for the year ended December 31, 1999. Other income consisting of reimbursements from the tenant, increased $1,819 for the year ended December 31, 2000 as compared to the year ended December 31, 1999. In addition, interest income decreased from $10,342 in 1999 to $3,652 for the year ended December 31, 2000. In 1999, proceeds from the mortgage were invested until they were needed to pay for the costs associated with the merger. Interest income for the years ended December 31, 2000 and 1999 is a result of excess working capital reserves being invested in money market accounts.

Transaction Costs for the year ended December 31, 1999 totaled $1,252,941. These costs were expensed in 1999. No additional Transaction Costs have been incurred for the year ended December 31, 2000.

Administrative and financial expenses increased $61,407, from $47,317 for the year ended December 31, 1999 to $108,724 for the year ended December 31, 2000. The increase is a result of PCT having a full twelve months of operations during 2000. These operating costs include insurance coverage, investor services, offsite storage fees, printing, and overhead reimbursement to a related party totaling $7,945.

Professional Services expense increased, $5,330, from $74,727 for the year ended December 31, 1999 to $80,057 for the year ended December 31, 2000. The increase is due to the full year of reporting and compliance work required by the various regulatory agencies.

Interest Expense increased $38,652 from $72,033 for the year ended December 31, 1999 to $110,685 for the year ended December 31, 2000. The increase is due to a full year of interest recorded on both the mortgage and note payable. Interest expense on the mortgage and note payable for the year ended December 31, 2000 totaled $81,426 and $29,259 as compared to $54,422 and $17,611 for the year ended December 31, 1999, respectively.

Net loss for the year ended December 31, 2000 totaled $168,148 as compared to $1,309,786 for the year ended December 31, 1999. The decrease in the net loss is due to Transaction Costs associated with the merger expensed in 1999.


Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Rental income totaled $310,550 for the years ended December 31, 1999 and 1998. Total income for the year ended December 31, 1999 totaled $320,892, as compared to $315,102 for the year ended December 31, 1998. Other income consists of interest earned from working capital reserves. The $5,790 increase in total income from 1998 to 1999 is related primarily to the interest earned on the $1,000,000 mortgage proceeds that were invested until the costs of the transactions discussed below were paid.

Transaction costs for the year ended December 31, 1999 totaled $1,252,941. These costs included, but were not limited to, legal, accounting, printing, insurance and other costs related to the issuance of the common stock certificates to the shareholders of PCT in May 1999.

Administrative and financial expenses increased $29,280 in 1999 as compared to 1998. In 1999, PCT incurred certain costs related to its merger with the Trust that included the hiring of a transfer agent, obtaining directors and officers insurance, offsite storage fees and overhead reimbursement to a related party totaling $18,143.

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

Net loss for the year-end December 31, 1999 totaled $1,309,786 as compared to net income totaling $241,973 for the year end December 31, 1998. The increase in net cost is primarily due to the $1,252,941 of Transaction Costs that were expensed in 1999.


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

In connection with the merger of PCT with the Trust, the officers, directors and affiliates of PCT funded $561,352 of transaction costs. In May 1999, PCT LP executed unsecured demand promissory notes, with interest accruing at the prime rate for the entire outstanding balance. These notes were with Messrs. Beal & The Beal Companies LLP. In July 1999, a principal payment of $245,442 was made to the holders of the notes.

In connection with the merger of PCT with the Trust, PCT LP contributed $1,000,000 of cash to PCT in exchange for a 319,489 shares of common stock of PCT. Immediately thereafter, PCT LP distributed these shares to its partners as described above in Part I, Item I, "Business - General".

Cash and cash equivalents were $98,682 at December 31, 2000 as compared to $180,931 at December 31, 1999. Management has considered the liquidity needs of PCT and the adequacy of expected liquidity sources to meet these needs. As long as the tenant continues to pay the rent obligation to PCT LP and substantially all of the operating costs, as provided for under the existing lease agreement, management believes the level of working capital provided by operating activities will be sufficient to pay the monthly debt service, operating expenses not paid directly by the tenant, the minimum distributions required to maintain PCT's REIT qualification under the Internal Revenue Code and the quarterly distributions as required under the partnership agreement of PCT LP.

For the year ended December 31, 2000 cash distributed to the partners of PCT LP totaled $146,546, as compared to $218,273 for the year ended December 31, 1999. In addition, PCT LP distributed the $1,000,000 of common stock of PCT to its partners in May 1999. In January of 2001, PCT LP distributed an additional $36,636 to its limited partners.

On March 5, 2001 PCT LP entered into a purchase and sale agreement with Genzyme Corporation, pursuant to which PCT LP agreed to sell 51 New York Avenue to Genzyme Corporation for an aggregate purchase price of $4,750,000. Upon closing of the sale PCT LP will pay The Beal Companies LLP a fee totaling $142,500 or 3% of the sales price. Under the terms of the purchase and sale agreement, Genzyme Corporation had the ability to elect to terminate the purchase and sale at any time prior to March 16, 2001, based on a due diligence review of the premises. The due diligence period has since expired and PCT LP has not received any notice from Genzyme Corporation to terminate the purchase and sale agreement. Therefore, subject to the terms of the purchase and sale agreement, management expects the sale of 51 New York Avenue to close on or about March 28, 2001.

If the sale of 51 New York Avenue to Genzyme Corporation is consummated, it is management's intention to set aside sufficient funds to liquidate both PCT LP and PCT on some date after May 29, 2001. Upon closing the sale, PCT LP will repay approximately $1,000,954 to Boston Private Bank & Trust, in full payment of the outstanding balance of the loan (including principal, accrued interest and prepayment penalties) that is secured by a mortgage on 51 New York Avenue, and approximately $369,870 to The Beal Companies LLP, in full payment of the outstanding balance (including principal and accrued interest) of the loan incurred by PCT LP in connection with the merger transaction discussed above in
Item 1. After repayment of the mortgage and the loan in full, management expects that the distribution of the remaining funds of PCT LP in liquidation will be used to pay for expenses incurred in connection with the liquidation and the liquidation preference obligations to the Class A and Class B preferred partners of PCT LP, pursuant to the provisions of PCT LP's partnership agreement. As the owner of general partnership interests and common limited partnership interests in PCT LP, PCT's rights to payment in liquidation are junior to the rights of the holders of Class A preferred limited partnership interests and Class B preferred limited partnership interests. As a result, management anticipates that the shareholders of PCT will not receive any liquidation payments upon the liquidation of PCT LP and PCT.

ITEM 8.  FINANCIAL STATEMENTS
                                                                      Pages

Report of Independent Public Accountants                              12

Consolidated Balance Sheets as of December 31, 2000 and 1999          13

Consolidated Statements of Operations for each of the three
years ended December 31, 2000, 1999 and 1998                          14

Consolidated Statements of Shareholders' Equity (Deficit)/Partners' Capital for each of the three years ended December 31, 2000, 1999
and 1998 (Note 1)                                                     15

Consolidated Statements of Cash Flows for each of the three
years ended December 31, 2000, 1999 and 1998                          16

Notes to Consolidated Financial Statements                            17

                    Report of Independent Public Accountants

To the Shareholders of Property Capital Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Property Capital Trust, Inc. (a Real Estate Investment Trust) and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity (deficit)/partners' capital and cash flows for each of the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Property Capital Trust, Inc. and subsidiary as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years then ended in conformity with accounting principles generally accepted in the United States.







/s/ Arthur Andersen LLP

Boston, Massachusetts
January 23, 2001 (except with respect to the matters discussed in Note 10 as to which the date is March 5, 2001)

                          PROPERTY CAPITAL TRUST, INC.

                           Consolidated Balance Sheets
                           December 31, 2000 and 1999

                                                 2000              1999
                                       ---------------     ---------------
                                     Assets
Rental Property, at cost (Note 2(e))
  Land                                 $       202,500     $       202,500
  Building & Fixtures                        1,243,600           1,243,600
  Tenant improvements                          402,114             402,114
                                       ---------------     ---------------
                                             1,848,214           1,848,214
  Less Accumulated depreciation                889,646             858,757
                                       ---------------     ---------------
                                               958,568             989,457

  Cash and Cash Equivalents (Note 2(d))         98,682             180,931
  Other Assets                                   4,319               5,000
  Deferred Charges, Net of
   Accumulated Amortization of
   $42,463 in 2000 and $35,195
   in 1999 (Note 2(g))                          46,109              53,377
  Deferred Rent (Note 2(f))                    220,638             267,088
                                       ---------------     ---------------
                                       $     1,328,316     $     1,495,853
                                       ===============     ===============
        Liabilities and Shareholders' Equity (Deficit)/Partners' Capital
Liabilities:
Current portion of mortgage
   payable (Note 3)                    $        14,487     $        13,125
  Note payable- other (Note 4)                 315,910             315,910
  Accounts payable
   and accrued expenses                         87,837              74,101
  Tenant security deposits                      11,453              11,453
                                       ---------------     ---------------
                                               429,687             414,589
Mortgage Payable, Net of current
  Portion (Note 3)                             963,765             978,252

Commitments and Contingencies (Note 5)

Limited Partners' Interest
  in Operating Partnership                     412,798             412,798

Shareholders' Equity (Deficit)/
  Partners' Capital:
    Common stock, $.01 par value
    Authorized - 30,000,000 shares
    Issued and outstanding - 479,226             4,792               4,792
  Additional paid in capital                   995,208             995,208
  Accumulated deficit                       (1,477,934)         (1,309,786)
                                       ---------------     ---------------
                                              (477,934)           (309,786)
                                       ---------------     ---------------
                                       $     1,328,316     $     1,495,853
                                       ===============     ===============

The accompanying notes are an integral part of these consolidated financial statements.

                          PROPERTY CAPITAL TRUST, INC.

                      Consolidated Statements of Operations
               For the Years End December 31, 2000, 1999 and 1998

                                           2000            1999           1998
                                      ---------     -----------      ---------
Revenues:
Rental Income (Note 2(f))              $310,550        $310,550       $310,550
Other Income                              1,819               -            761
Interest Income                           3,652          10,342          3,791
                                      ---------     -----------      ---------
                                        316,021         320,892        315,102
                                      ---------     -----------      ---------
Expenses:
Transaction Costs (Note 1)                    -       1,252,941              -
Administrative and financial
expenses                                108,724          47,317         18,037
Professional services expenses           80,057          74,727         24,000
Interest expense                        110,685          72,033              -
Depreciation &
Amortization (Note 2(e))                 38,157          34,429         31,092
                                      ---------     -----------      ---------
                                        337,623       1,481,447         73,129
                                      ---------     -----------      ---------
(Loss) Income before
  limited partners' interest
  in operating partnership
  income                                (21,602)     (1,160,555)       241,973

Limited partners'
interest in operating
partnership income                     (146,546)       (149,231)             -
                                      ---------     -----------      ---------
Net (Loss) Income                     $(168,148)    $(1,309,786)     $ 241,973
                                      =========     ===========      =========

Basic and diluted loss per
 common share                        $     (.35)    $     (2.73)     $     N/A
                                     ==========     ===========      =========
Dividends per common share           $      N/A     $         -      $     N/A
                                     ==========     ===========      =========
Weighted average common shares
 outstanding                            479,226         479,226            N/A
                                     ==========     ===========      =========


          The accompanying notes are an integral part of these consolidated financial statements.

                          PROPERTY CAPITAL TRUST, INC.

   Consolidated Statements of Shareholders' Equity (Deficit)/Partners' Capital
                                    (Note 1)
              For the Years Ended December 31, 2000, 1999 and 1998

                                         Additional
                                               Paid
                         Partners   Common       In  Accumulated
                          Capital    Stock  Capital      Deficit       Total

Partners' Capital
December 31, 1997     $ 1,529,867  $    -   $     -  $         -  $1,529,867

Distribution to
partners                 (290,000)      -         -            -    (290,000)

Net income                241,973       -         -            -     241,973
                      -----------  ------    ------  -----------  ----------
Partners' Capital
December 31, 1998       1,481,840       -         -            -   1,481,840

Distributions to
partners               (1,218,273)      -         -            -  (1,218,273)

Reclassification to
limited partners
interest in operating
partnership
capital                  (263,567)      -         -            -    (263,567)

Issuance of
common stock                    -   4,792   995,208            -   1,000,000

Net loss                        -       -         -   (1,309,786) (1,309,786)
                      -----------  ------  -------- ------------ -----------
Shareholders' Equity
(Deficit)
December 31, 1999               -   4,792   995,208   (1,309,786)   (309,786)

Net Loss                        -       -         -     (168,148)   (168,148)
                      -----------  ------  -------- ------------ -----------
Shareholders' Equity
(Deficit)
December 31, 2000     $         -  $4,792  $995,208 $(1,477,934) $  (477,934)
                      ===========  ======  ======== ============ ===========


          The accompanying notes are an integral part of these consolidated financial statements.

                          PROPERTY CAPITAL TRUST, INC.

                      Consolidated Statements of Cash Flows
              For the Years Ended December 31, 2000, 1999 and 1998

                                                  2000        1999        1998
                                            ----------  -----------   --------
Cash Flows from Operating Activities:
Net (loss) income                           $ (168,148) $(1,309,786) $ 241,973
Limited partners' interest in
operating partnership income                         -      149,231          -
Adjustments to reconcile net
(loss) income to net cash
(used in) provided by
operating activities:
Operating expenses funded by affiliates              -      561,352          -
Depreciation and amortization                   38,157       34,429     31,092
Decrease in deferred rent                       46,450       46,450     22,450
Increase in accrued expenses                    13,736       60,101      3,500
Decrease (Increase) in other assets                681       (5,000)         -
                                           -----------  -----------   --------
Total Adjustments                               99,024      697,332     57,042
                                           -----------  -----------   --------
Net cash (used in ) provided by
operating activities                           (69,124)    (463,223)   299,015
                                           -----------   ----------   --------
Cash Flows From Investing Activities:
Purchase of furniture and fixtures                   -       (8,000)         -
Expenditures for deferred charges                    -      (28,602)         -
                                           -----------   ----------   --------
Net cash used in investing activities                -      (36,602)         -
                                           -----------   ----------   --------
Cash Flows From Financing Activities:
Proceeds from mortgage payable                       -    1,000,000          -
Principal paid on mortgage payable             (13,125)      (8,623)         -
Principal paid on notes payable                      -     (245,442)         -
Distributions to partners                            -     (218,273)  (290,000)
                                           -----------   ----------  ---------
Net cash (used in) provided by
financing activities                           (13,125)     527,662   (290,000)
                                           -----------   ----------  ---------
Net (decrease) increase in cash                (82,249)      27,837      9,015

Cash, beginning of year                       $180,931  $   153,094  $ 144,079
                                           -----------  -----------  ---------
Cash, end of year                              $98,682  $   180,931  $ 153,094
                                           ===========  ===========  =========
Supplemental disclosure of cash
paid during the year for:
Interest                                   $    81,426  $    59,332  $       -
Income Taxes                               $         -  $     5,000  $       -
Supplemental disclosure of non-cash items:
Notes payable issued to affiliates for
operating expenses                         $         -  $   561,352  $       -
Issuance and distribution of common
stock (see Note 1)                         $         -  $ 1,000,000  $       -

          The accompanying notes are an integral part of these consolidated financial statements.

                         PROPERTY CAPITAL TRUST, INC.

                   Notes to Consolidated Financial Statements
                                December 31, 2000

(1)    BUSINESS AND ORGANIZATION

The consolidated financial statements represent the activity of Property Capital Trust, Inc. ("PCT") and Property Capital Trust Limited Partnership ("PCT LP"), a Massachusetts limited partnership, of which PCT is the general partner.

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

                         PROPERTY CAPITAL TRUST, INC.

                   Notes to Consolidated Financial Statements
                                December 31, 2000

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

        (h)     Income Taxes

                    PCT has elected to be taxed as a REIT under Sections 856 and
               860 of the Internal Revenue Code of 1986, as amended. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute 95% of their ordinary taxable income. As a REIT, PCT generally will not be subject to federal income tax on net income to the extent taxable income is distributed. Accordingly, no provision has been made for federal income taxes in the consolidated financial statements.

                         PROPERTY CAPITAL TRUST, INC.

                   Notes to Consolidated Financial Statements
                                December 31, 2000

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

                    Basic and diluted earnings (loss) per common share for three years ended December 31 calculated as follows:

                                     2000             1999               1998
                                ---------      -----------           --------
           Net (loss) income    $(168,148)     $(1,309,786)          $241,973
           Weighted average
           shares outstanding     479,226          479,226                N/A
           Basic and diluted
           Loss per common share     (.35)           (2.73)               N/A

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

Mortgage payable as of December 31 consists of the following:

                                                     2000               1999
        Mortgage note payable in monthly
        installments of $7,881, including
        principal and interest at 8.13%
        per annum                                $ 978,252         $ 991,377

        Less  -  Current maturities              $  14,487         $  13,125

                                                 $ 963,765         $ 978,252

                         PROPERTY CAPITAL TRUST, INC.

                   Notes to Consolidated Financial Statements
                                December 31, 2000


        Principal payments to be made over the next four years are as follows:


        2001                                 $     14,487
        2002                                       15,727
        2003                                       17,073
        2004                                      930,965
                                             $    978,252

(4)     NOTE PAYABLE - OTHER

Officers, directors and affiliates of PCT funded $561,352 of costs related to the transactions described in Note 1. On May 27, 1999, PCT LP executed unsecured, demand promissory notes, with interest accruing at the prime rate on the outstanding balance. On July 6, 1999, a payment of the $250,352 representing principal and accrued interest was repaid. Interest expense related to the notes is $29,259 and $17,611 for the years ended December 31, 2000 and 1999, respectively.

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

       (b)    Environmental

                    PCT,  as an owner of real  estate,  is  subject  to  various environmental laws of federal and local governments. Compliance by PCT with existing laws has not had a material adverse effect on PCT's financial condition and results of operations, and management does not believe it will have such an impact in the future. However, PCT cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future.
(6)     LEASES

PCT LP, as a landlord, rents office and laboratory space located in Framingham, Massachusetts, under an operating lease for the entire facility with Genzyme Corporation. The lease, as amended, has a term of 20 years (through September
2005) with two optional five-year extensions.

The tenant is fully responsible for direct payment of all operating expenses; therefore, those amounts are not included in the table below. The approximate minimum future rentals to be received under the operating lease at December 31, 2000 for each of the next four years and thereafter were as follows:

                         PROPERTY CAPITAL TRUST, INC.

                   Notes to Consolidated Financial Statements
                                December 31, 2000

                                                              Minimum
                                                               Future
          Year                                                Rentals

          2001                                                357,000
          2002                                                357,000
          2003                                                357,000
          2004                                                357,000
          Thereafter                                          267,750
                                                           $1,695,750

Genzyme Corporation is the sole tenant for the property. Summary financial information for Genzyme Corporation as of and for the year ended December 31, 1999 is presented below:

                                  Balance Sheet
                                   (Unaudited)
                             (Amounts in Thousands)

                                     Assets

Current Assets:

         Cash and cash equivalents                               $   94,523
         Short-Term Investments                                     214,240
         Accounts receivable, net                                   141,949
         Inventories                                                 84,384
         Other current assets                                        69,709
                                                                    604,805
         Property, plant and equipment, net                         362,548
         Long-term investments                                      205,142
         Intangibles, net                                            75,370
         Other assets                                               151,718
                  Total assets                                   $1,399,583

                      Liabilities and Shareholders' Equity

Current Liabilities:
         Accounts payable and accrued expenses                   $   85,743
Other current liabilities                                            31,501
                                                                    117,244
Long-term debt and capital lease obligations                              -
Convertible Subordinated Notes and Debentures                       272,622
Other liabilities 2,103
         Total liabilities                                          391,969
Shareholders' equity                                              1,007,614
         Total liabilities and shareholders' equity              $1,399,583

                         PROPERTY CAPITAL TRUST, INC.

                   Notes to Consolidated Financial Statements
                                December 31, 2000

                             Statement of Operations
                                   (Unaudited)
                             (Amounts in Thousands)

Revenues:
         Net product sales                                       $  571,531
         Net service sales                                           57,223
         Other                                                        6,612
                                                                    635,366
Operating costs and expenses                                        411,477

Operating Income                                                    223,888
Other income net                                                      2,588
Income before income taxes                                          226,477
Provision for income taxes, net                                     (84,400)
         Net income                                              $  142,077

(7)     RELATED PARTY TRANSACTIONS

Under a management contract, PCT LP pays an affiliate of certain partners 3% of all receipts for property management services. The amount incurred for these services was $10,710, $10,710 and $10,013 for years ended December 31, 2000, 1999, and 1998 respectively.

(8)     SEGMENT INFORMATION

Management of PCT has decided to operate the business with only one reportable segment. The results of operations for the rental real estate segment are reflected in the accompanying consolidated financial statements.

(9)     QUARTERLY RESULTS (UNAUDITED)

Summarized quarterly financial data for PCT for the years ended December 31, 2000 and 1999 is reflected in the following tables. (Only the periods subsequent to the merger in May 1999 are presented):

Fiscal year ended 2000
                     1st Quarter   2nd Quarter     3rd Quarter     4th Quarter

Revenue               $   78,872    $   78,627      $   78,336      $   80,186

Net Loss                 (19,310)      (60,155)        (27,829)        (60,854)

Basic and diluted
  loss per share      $     (.04)   $     (.13)     $     (.05)     $     (.13)

Fiscal year ended 1999
                                   2nd Quarter     3rd Quarter     4th Quarter

Revenue                            $    86,786      $   78,354      $   77,529

Net Loss                            (1,243,115)        (16,662)        (59,810)

Basic and diluted
  loss per share                   $     (2.59)     $     (.03)     $     (.12)

                         PROPERTY CAPITAL TRUST, INC.

                   Notes to Consolidated Financial Statements
                                December 31, 2000


(10)    SUBSEQUENT EVENT

On March 5, 2001 PCT LP entered into a purchase and sale agreement with Genzyme Corporation to sell its rental property for a price of $4,750,000, which would result in a gain of approximately $3,635,000. The sale of the property is expected to close on or about March 28, 2001.

Upon closing the sale, PCT LP will repay the mortgage and other notes payable. After repayment of these obligations in full, management expects that the distribution of the remaining funds of PCT LP in liquidation will be used to pay for expenses incurred in connection with the liquidation and the liquidation preference obligations to the Class A and Class B preferred partners of PCT LP, pursuant to the provisions of PCT LP's partnership agreement. As the owner of general partnership interest and common limited partnership interests in PCT LP, PCT's rights to payment in liquidation are junior to the rights of the holders of Class A preferred limited partnership interests and Class B preferred limited partnership interests. As a result, management anticipates that the shareholders of PCT will not receive any liquidation payments upon the liquidation of PCT LP and PCT.

ITEM 9

Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

         None.

                                    PART III

ITEMS 10-13

The information called for by Items 10-13 is incorporated herein by reference to PCT's definitive proxy statement for the 2001 annual meeting of the stockholders to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, no later than 120 days after December 31, 2000.

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

(c)      Exhibits:

(3)      Articles of Incorporation and Bylaws

          3.1 Articles of Amendment and Restatement of Property Capital Trust, Inc. are incorporated by reference to Exhibit 3.1 to PCT's annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2000.

          3.2 By-Laws of Property Capital Trust, Inc. are incorporated by reference to Exhibit 3.2 to PCT's annual report of Form 10-K filed with the Securities and Exchange Commission on March 29, 2000.

(4)      Instruments Defining Rights of Shareholders

          4.1 Second Amended and Restated Agreement of Limited Partnership of Property Capital Trust Limited Partnership, dated as of May 28, 1999 by and among Property Capital Trust, Inc. and the persons whose names are set forth on Exhibit A-1 therein is incorporated by reference to
          Exhibit 4.1 to PCT's quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2000.

(10)     Material Contracts

          10.1 Purchase and Sale Agreement, dated March 5, 2001, among Property Capital Trust Limited Partnership and Genzyme Corporation is filed herewith as Exhibit 10.1.

          10.2 Investment Agreement, dated June 18, 1998, among Maryland Property Capital Trust, Inc., Property Capital Trust and Framingham York Associates Limited Partnership is incorporated herein by reference to Exhibit 10.1 to PCT's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 20, 1998.

          10.3 First Amendment to Investment Agreement, dated August 7, 1998, among Framingham York Associates Limited Partnership, Property Capital Trust and Maryland Property Capital Trust, Inc. is incorporated herein by reference to Exhibit 10.2 to PCT's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 20, 1998.

          10.4 Second Amendment to Investment Agreement, dated October 16, 1998, among Framingham York Associates Limited Partnership, Property Capital Trust and Maryland Property Capital Trust, Inc. is incorporated herein by reference to Exhibit 10.3 to PCT's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 20, 1998.

          10.5 Third Amendment to Investment Agreement, dated January 15, 1999, among Framingham York Associates Limited Partnership, Property Capital Trust and Maryland Property Capital Trust, Inc. is incorporated herein by reference to Exhibit 10.6 to Amendment No. 2 to PCT's Registration Statement on Form S-4, Registration No. 333-67673, filed with the Securities and Exchange Commission on February 24, 1999 (Amendment No. 2 to the Form S-4).

          10.6 Contribution and Merger Agreement, dated October 16, 1998, between Property Capital Trust and Maryland Property Capital Trust, Inc. is incorporated herein by reference to Exhibit 10.4 to PCT's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 20, 1998.

          10.7 Amendment to Contribution and Merger Agreement, dated January 15, 1999, between Property Capital Trust Limited Partnership and
          Framingham York Associates Limited Partnership and Maryland Property Capital Trust, Inc. is incorporated herein by reference to Exhibit
          10.7 to Amendment No. 2 to the Form S-4.

          10.8 Management Agreement between Beal & Company, Inc. and Property Capital Trust Limited Partnership is incorporated by reference to
          Exhibit 10.7 to PCT's annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2000.

                          PROPERTY CAPITAL TRUST, INC.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 27th day of March 2001. PROPERTY CAPITAL TRUST, INC. By:/s/ Bruce A. Beal Bruce A. Beal, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Bruce A. Beal                    President & Director        March 27, 2001
Bruce A. Beal                        (principal executive officer)


/s/ Robert L. Beal                   Secretary & Director        March 27, 2001
Robert L. Beal


/s/Michael A. Manzo                  Treasurer & Director        March 27, 2001
Michael A. Manzo                     (principal financial officer)

Exhibit Index:

(3)      Articles of Incorporation and Bylaws


          3.1 Articles of Amendment and Restatement of Property Capital Trust, Inc. are incorporated by reference to Exhibit 3.1 to PCT's annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2000.

          3.2 By-Laws of Property Capital Trust, Inc. are incorporated by reference to Exhibit 3.2 to PCT's annual report of Form 10-K filed with the Securities and Exchange Commission on March 29, 2000. (4) Instruments Defining Rights of Shareholders

          4.1 Second Amended and Restated Agreement of Limited Partnership of Property Capital Trust Limited Partnership, dated as of May 28, 1999 by and among Property Capital Trust, Inc. and the persons whose names are set forth on Exhibit A-1 therein is incorporated by reference to
          Exhibit 4.1 to PCT's quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2000.


(10)    Material Contracts

          10.1 Purchase and Sale Agreement, dated March 5, 2001, among Property Capital Trust Limited Partnership and Genzyme Corporation is filed herewith as Exhibit 10.1.

          10.2 Investment Agreement, dated June 18, 1998, among Maryland Property Capital Trust, Inc., Property Capital Trust and Framingham York Associates Limited Partnership is incorporated herein by reference to Exhibit 10.1 to PCT's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 20, 1998.

          10.3 First Amendment to Investment Agreement, dated August 7, 1998, among Framingham York Associates Limited Partnership, Property Capital Trust and Maryland Property Capital Trust, Inc. is incorporated herein by reference to Exhibit 10.2 to PCT's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 20, 1998.

          10.4 Second Amendment to Investment Agreement, dated October 16, 1998, among Framingham York Associates Limited Partnership, Property Capital Trust and Maryland Property Capital Trust, Inc. is incorporated herein by reference to Exhibit 10.3 to PCT's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 20, 1998.

          10.5 Third Amendment to Investment Agreement, dated January 15, 1999, among Framingham York Associates Limited Partnership, Property Capital Trust and Maryland Property Capital Trust, Inc. is incorporated herein by reference to Exhibit 10.6 to Amendment No. 2 to PCT's Registration Statement on Form S-4, Registration No. 333-67673, filed with the Securities and Exchange Commission on February 24, 1999 (Amendment No. 2 to the Form S-4).

          10.6 Contribution and Merger Agreement, dated October 16, 1998, between Property Capital Trust and Maryland Property Capital Trust, Inc. is incorporated herein by reference to Exhibit 10.4 to PCT's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 20, 1998.

          10.7 Amendment to Contribution and Merger Agreement, dated January 15, 1999, between Property Capital Trust Limited Partnership and
          Framingham York Associates Limited Partnership and Maryland Property Capital Trust, Inc. is incorporated herein by reference to Exhibit
          10.7 to Amendment No. 2 to the Form S-4.

          10.8 Management Agreement between Beal & Company, Inc. and Property Capital Trust Limited Partnership is incorporated by reference to
          Exhibit 10.7 to PCT's annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2000.

For execution
                                                                   EXHIBIT 10.1
                           PURCHASE AND SALE AGREEMENT
                        51 New York Avenue, Framingham MA


        Agreement made as of this March 5, 2001


1.      Parties and Mailing Addresses
     Property  Capital  Trust  Limited  Partnership,   a  Massachusetts  limited
partnership, hereinafter called the SELLER, agrees to SELL and Genzyme Corporation, a Massachusetts corporation, hereinafter called the BUYER or PURCHASER, agrees to BUY, upon the terms hereinafter set forth, the following described premises:

2.      Description
     The land, with the building(s) thereon, commonly known and numbered as 51 New York Avenue, Framingham, Massachusetts, containing approximately 1.1 acres of land and one building containing approximately 17, 250 square feet of rentable space.

     The premises are those conveyed to the SELLER by deed dated February 4, 1985 and recorded with the South Middlesex Registry of Deeds in Book 16003, Page 291.

3.       Fixtures

     Included in the sale as a part of said premises are the building(s), structures, and improvements now thereon, and the fixtures belonging to the SELLER and used in connection therewith.

4.       Title Deed

     Said premises are to be conveyed by a good and sufficient Quitclaim Deed running to the BUYER, or to the nominee designated by the BUYER by written notice to the SELLER at least seven (7) days before the deed is to be delivered as herein provided, and said deed shall convey a good and clear record and marketable title thereto, free from encumbrances, except:

     (a)  Provisions of existing building and zoning laws;

     (b) Such taxes for the then current year as are not due and payable on the date of the delivery of such deed;

     (c) Any liens for municipal betterments assessed after the date of this Agreement.

     (d) Easements, restrictions and reservations of record, if any, so long as the same do not prohibit or materially interfere with the current use of said premises.

5.       Plans

     If said deed refers to a plan necessary to be recorded therewith the SELLER shall deliver such plan with the deed in form adequate for recording or registration.

6.       Registered Title

     In addition to the foregoing, if the title to said premises is registered, said deed shall be in form sufficient to entitle the BUYER to a Certificate of Title of said premises, and the SELLER shall deliver with said deed all instruments, if any, necessary to enable the BUYER to obtain such Certificate of Title.

7.       Purchase Price

     The agreed purchase price for said premises is Four Million Seven Hundred Fifty Thousand Dollars ($4,750,000), of which

     $  100,000   have been paid as a deposit heretofore or this day and
     $4,650,000   are to be paid at the time of delivery of the deed by
                  wire funds transfer.
     __________
     $4,750,000   TOTAL

8.      Time for Performance; Delivery of Deed

     Such deed is to be delivered at 10;00 o'clock A .M. on March 28, 2001, at the offices of The Beal Companies LLP, 177 Milk Street, Boston MA, or on reasonable prior notice from Buyer, at the Buyer's Bank's attorney's office or Buyer's counsel's office in Boston MA, unless otherwise agreed upon in writing. It is agreed that time is of the essence of this Agreement.

9.       Possession and Condition of Premises

     Full possession of said premises free of all tenants and occupants other than Genzyme Corporation is to be delivered at the time of the delivery of the deed, said premises to be then (a) in the same condition as they now are, reasonable use and wear thereof excepted, and (b) not in violation of said building and zoning laws, and (c) in compliance with the provisions of any instrument referred to in clause 4 hereof. The BUYER, as tenant of the Premises, acknowledges it has full access sufficient to inspect the premises prior to the delivery of the deed in order to determine whether the condition thereof complies with the terms of this clause.

10.     Extension to Perfect Title or Make Premises Conform

     If the SELLER shall be unable to give title or to make conveyance, or to deliver possession of the premises, all as herein stipulated, or if at the time of the delivery of the deed the premises do not conform with the provisions hereof, then any payments made under this agreement shall be forthwith refunded and all other obligations of the parties hereto shall cease and this agreement shall be void without recourse to the parties hereto, the SELLER shall use reasonable efforts, which shall not require expenditure of more than $50,000 (excluding discharge of mortgage, other voluntary liens and involuntary liens known to the Seller at the time of execution of this Agreement, on the Premises provided each can be discharged by the payment of a liquidated amount) to remove any defects in title, or to deliver possession as provided herein, or to make the said premises conform to the provisions hereof, as the case may be, in which event the time for performance hereunder, and thereupon the time for performance hereof shall be extended for a period of thirty sixty (60) days or such shorter period as SELLER requires.

11.      Failure to Perfect Title or Make Premises Conform

     If at the expiration of the extended time the SELLER shall have failed so to remove any defects in title, deliver possession, or make the premises conform, as the case may be, all as herein agreed, or if at any time during the period of this Agreement or any extension thereof, the holder of a mortgage on said premises shall refuse to permit the insurance proceeds, if any, to be used for such purpose, then any payments made under this Agreement shall be forthwith refunded and all other obligations of all parties hereto shall cease and this Agreement shall be void without recourse to the parties hereto.

12.      Buyer's Election to Accept Title

     The BUYER shall have the election, at either the original or any extended time for performance, to accept such title as the SELLER can deliver to the said premises in their then condition and to pay therefore the purchase price without deduction, in which case the SELLER shall convey such title, except that in the event of such conveyance in accordance with the provisions of this clause, if the said premises shall have been damaged by fire or casualty insured against, then the SELLER shall, on delivery of the deed, unless said premises have previously been restored to their former condition, pay over or assign to the BUYER all amounts recovered or recoverable by the SELLER on account of such insurance, and give the BUYER a credit against the purchase price equal to any amounts otherwise so recoverable which are retained by the holder of a mortgage on the premises, less any amounts reasonably expended by the SELLER for any partial restoration.

13.      Acceptance of Deed

     The acceptance of a deed by the BUYER or his nominee as the case may be, shall be deemed to be a full performance and discharge of every agreement and obligation herein contained or expressed, except such as are, by the terms hereof, to be performed after the delivery of said deed.

14.      Use of Purchase Money to Clear Title

     To enable the SELLER to make conveyance as herein provided, the SELLER may, at the time of delivery of the deed, use the purchase money or any portion thereof to clear the title of any or all encumbrances or interests, provided that all instruments so procured are recorded simultaneously with the delivery of said deed.

15.      Insurance

     Until the delivery of the deed, the SELLER and the BUYER, as tenant, shall maintain existing insurance on said premises.

16.      Adjustments

     Rent, all security deposits held by SELLER, and all costs of the Premises being borne by SELLER as landlord, and additional rent and all other costs of the Premises being borne by BUYER as tenant shall be apportioned as of the day of performance of this Agreement and the net amount thereof shall be added to or deducted from, as the case may be, the purchase price payable by the BUYER at the time of delivery of the deed.

17.      Adjustment of Unassessed and Abated Taxes

     If the amount of said taxes is not known at the time of the delivery of the deed, they shall be apportioned on the basis of the taxes assessed for the preceding fiscal year, with a reapportionment as soon as the new tax rate and valuation can be ascertained; and, if the taxes which are to be apportioned shall thereafter be reduced by abatement, the amount of such abatement, less the reasonable cost of obtaining the same, shall be apportioned between the parties, provided that neither party shall be obligated to institute or prosecute proceedings for an abatement unless herein otherwise agreed.

18.      No Broker

     Each of the SELLER and the BUYER warrants and represents to the other that it is deal with no broker in this transaction and agrees to indemnify and hold the other harmless from and against any claim or cost (including without limitation reasonable attorneys' fees) that other incurs with respect to any claim for a broker's fee.

19.      Deposit

     All deposits made hereunder, with interest which accrues thereon, shall be held in escrow by Peter B. Farrow, seller's attorney, as escrow agent subject to the terms of this Agreement and shall be duly accounted for at the time for performance of this Agreement. Interest shall be paid to the party receiving the deposit.

20.      Buyer's Default; Damages

     If the BUYER shall fail to fulfill the BUYER'S agreements herein, all deposits made hereunder by the BUYER shall be retained by the SELLER as liquidated damages as the SELLER's sole remedy at law or in equity.

         Seller's Default

     If the SELLER shall fail to fulfill the SELLER'S agreements herein, Buyer may:

     (i) terminate this Agreement by notice to the SELLER, in which event the Deposit together with interest thereon shall be paid to BUYER and all obligations of the parties under this Agreement shall terminate

     (ii) waive the breach or default, accept delivery of the deed and pay the full purchase price therefor in accordance with this Agreement or

     (iii)  seek  specific   performance  of  Seller's  obligations  under  this
Agreement.

21.     Liability of Trustee, Shareholder, Beneficiary, Etc.

     If the SELLER or BUYER executes this agreement in a representative or fiduciary capacity, only the principal or the estate represented shall be bound, and neither the SELLER or BUYER so executing, nor any shareholder or beneficiary of any trust, shall be personally liable for any obligation, express or implied, hereunder.

22.      Warranties and Representations; Indemnification

     The BUYER acknowledges that the BUYER has not been influenced to enter into this transaction nor has he relied upon any warranties or representations not set forth or incorporated in this Agreement or previously made in writing, except for the following additional warranties and representations, if any, made by either the SELLER or the Broker(s): No warranties or representations, expressed or implied, are made by the SELLER. The BUYER acknowledges it has been the sole tenant of the Premises for approximately fifteen years and is in the superior position to know the conditions of the building and other matters respecting the Premises.

     By acceptance of the deed, the BUYER shall indemnify and hold the SELLER harmless from and against any and all claims, liability, cost or expense whatever arising out of or in connection with the condition of the Premises as they exist at closing, acceptance of the deed constituting BUYER'S full and unconditional acceptance of all legal obligation with respect thereto. BUYER'S obligation hereunder shall include without limitation indemnification of reasonable attorneys' fees and other costs SELLER reasonably incurs, which obligation may be satisfied at BUYER'S election in claims or liability arising by acts or omissions of third parties by providing SELLER'S legal representation with the same counsel representing BUYER in the matter, but as to matters involving claims or liability arising from BUYER'S acts or omission SELLER shall be represented by counsel of its choice.

23. Buyer's Due Diligence Commencing promptly on execution of this Agreement the BUYER shall use due diligence to examine the premises in such respects as the BUYER'S determines for BUYER'S intended purposes. Provided the BUYER has done so, then until March 16, 2001 (the "BUYER's Due Diligence Deadline"), the BUYER shall have the right, at the BUYER'S election exercised in the BUYER's sole discretion by notice given on or before such date, to terminate this Agreement without regard to performing BUYER's other obligations under this Agreement, except the BUYER'S obligation set forth below to provide copies of data and reports to SELLER, if the BUYER deems the premises unsatisfactory to the BUYER'S purposes, in which case the deposit with any interest accrued thereon shall be returned to the BUYER and this Agreement shall be null and void and of no further force or effect between the parties. If the BUYER fails to give notice of election to terminate this Agreement as aforesaid, then this Agreement shall remain in full force and effect, the BUYER's right to terminate the Agreement under this paragraph shall be expired and the BUYER shall purchase the Premises in their existing condition without claim of any nature whatsoever against the SELLER with regard thereto.

     If BUYER terminates this Agreement, BUYER shall deliver to SELLER forthwith copies of all information gathered by BUYER during BUYER's due diligence examination of the Premises as SELLER shall request.

     BUYER agrees that it shall not be entitled to terminate this Agreement for environmental conditions demonstrably resulting from BUYER'S occupancy of the Premises as tenant and which are in violation of BUYER'S obligations as tenant.

24.      Supplemental Closing Documents

     At the time of the delivery of the deed, the SELLER shall execute, as required, and deliver to the BUYER at closing (but shall have no obligation to prepare) the following:

     a) An affidavit, in recordable form, which includes the SELLER'S social security number and which provides that the Seller is not a foreign person subject to withholding taxes as required by section 1445 of the Internal Revenue Code of 1954, as amended;

     b) Such instruments as the BUYER's title insurance company or counsel may customarily require, including but not limited to an affidavit with respect to

          1) mechanic's or materialmen's liens with regard to the Premises sufficient in form and substance to enable the title insurance company to delete its standard ALTA exception for such liens;

          2) there being no parties in possession of or entitled to possession of the Premises other than Genzyme Corporation; and

     c) such  instruments as may be customarily  required by BUYER's  mortgagee.

25. Title Standards

     Any title matter which is the subject of a title standard of the Massachusetts Conveyancers Association at the time of delivery of the deed shall be governed by such title standard to the extent applicable. Any matter or practice arising under and relating to this Agreement which is the subject of a practice standard of the Association shall be governed by such standard to the extent applicable.

26.     Notice

     Any notice under this Agreement shall be sufficiently given if hand delivered, delivered to a recognized national courier such as Federal Express, or mailed by certified mail, return receipt requested, to the party intended to receive the notice as follows (or at any other address of which such party has given notice):

                  If to Buyer                        Evan M. Lebson
                                                     Genzyme Corporation
                                                     P.O. Box 9322
                                                     Framingham, MA 01701-9322

                  with a copy to
                                                     Thomas Schnorr, Esq.
                                                           Palmer & Dodge
                                                     One Beacon Street
                                                     Boston MA 02108


                  If to Seller                       Robert L. Beal
                                                     The Beal Companies
                                                     177 Milk Street
                                                     Boston MA 02109-3410
                                                     and
                                                     Peter Nichols
                                                     The Beal Companies
                                                     177 Milk Street
                                                     Boston MA 02109-3410

                  with a copy to                     Peter B. Farrow, Esq.
                                                     69 Pleasant Street
                                                     Concord MA 01742

27.     Buyer's Authority to Purchase

     The BUYER shall have the right, exercised by notice given on or before March 2, 2001, to terminate this Agreement without regard to performing BUYER's other obligations under this Agreement if the BUYER, acting through the due diligence of its duly authorized personnel, has been unable to obtain sufficient authorization from its Board of Directors to perform this Agreement, in which case the deposit with any interest accrued thereon shall be returned to the BUYER and this Agreement shall be null and void and of no further force or effect between the parties. If the BUYER fails to give notice of termination this Agreement as aforesaid, then this Agreement shall remain in full force and effect and the BUYER's right to terminate the Agreement under this paragraph shall be expired.

28.      Agreement Not to Be Recorded

     Neither this Agreement nor any notice thereof shall be recorded with the applicable Registry of Deeds and doing so shall constitute a default hereunder entitling the other party to pursue damage claims rather than perform its obligations.

29.      Construction of Agreement

     This instrument, executed in multiple counterparts, is to be construed as a Massachusetts contract, is to take effect as a sealed instrument, sets forth the entire contract between the parties, is binding upon and enures to the benefit of the parties hereto and their respective heirs, devisees, executors, administrators, successors and assigns, and may be cancelled, modified or amended only by a written instrument executed by both the SELLER and the BUYER. If two or more persons are named herein as BUYER or SELLER, their obligations hereunder shall be joint and several. The captions and marginal notes are used only as a matter of convenience and are not to be considered a part of this Agreement or to be used in determining the intent of the parties to it.


SELLER                              Property Capital Trust Limited Partnership


                                    By:      /s/ Robert Beal
                                             Robert L. Beal


BUYER                              Genzyme Corporation


                                   By:      /s/ Evan M. Lebson
                                            Evan M. Lebson, its VP-Treasurer

Duly authorized