Form 10-K/A
period 2000-12-31
PROPERTY CAPITAL TRUST INC
filed 2001-04-30
CIK 1073973

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10-K/A-1
                            For Annual and Transition
                       Reports Pursuant to Sections 13 or
                        15(d) of the Securities Exchange
                                   Act of 1934

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000
                                       or
[   ] Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
      Exchange Act of 1934 for the transition period from  _______ to________.

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

     The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K for the period ended December 31, 2000 as set forth in the pages attached herein.

Part III, Item 10.         Directors and Executive Officers of Registant.

Part III, Item 11.         Executive Compensation.

Part III, Item 12.         Security Ownership of Certain Beneficial Owners and
                           Management.

Part III, Item 13.         Certain Relationships and Related Transactions.

                                    PART III

Item 10. Directors and Executive Officers.


                         INFORMATION REGARDING DIRECTORS


     The following table sets forth certain information regarding the directors of the Company, based on information furnished by them to the Company:
                                                        Director
                                            Age         Since

Class I - Term Expires 2002
  Bruce A. Beal, Boston, MA                 64         1998

Class II - Term Expires 2003
  Robert L. Beal, Boston, MA                59         1998

Class III - Term Expires 2001
  Michael A. Manzo, Winchester, MA          55         1998


     The principal occupation and business experience during the last five (5) years of each director is set forth below:

     Bruce A. Beal is a partner of The Beal Companies LLP, is Chairman of Beal & Company, Inc. and has served as a director and the President of the Company since its formation. He has been active in the field of real estate and with The Beal Companies since 1959. Mr. Beal has had extensive involvement in all phases of real estate development and financing, consulting, appraising and management. Mr. Beal is actively involved in directing the development and acquisition activities of The Beal Companies. In addition, Mr. Beal serves as a director of Americas Dredging Company, Tweedy Browne Global Funds and Tweedy Brown American Fund. Bruce and Robert Beal are brothers.

     Robert L. Beal is a partner of The Beal Companies LLP, is President of Beal & Company, Inc. and has served as a director and the Secretary of the Company since its formation. Prior to 1976, when he joined The Beal Companies, he was Vice president of The Beacon Companies, investment-builders. He joined The Beacon Companies in 1965 upon receiving an MBA from The Harvard School of Business Administration. Mr. Beal serves as a consultant to various private and publicly held corporations, foreign investors and lending institutions and is actively involved in developing and appraising real estate of all types. Bruce and Robert Beal are brothers.

     Michael A. Manzo is a partner of The Beal Companies LLP, is Senior Vice President of Beal & Company, Inc. and has served as a director and Treasurer of the Company since its formation. He provides supervision of new construction and rehabilitation, project and acquisition feasibility analysis and arranges mortgage placements for clients of The Beal Companies. Prior to joining The Beal Companies in 1975, Mr. Manzo was the Vice President for Commercial Operations with Spaulding and Slye Corporation, a national real estate firm based in Boston.

[ALAN AND JOHN:  PLEASE UPDATE AS APPROPRIATE]



                    INFORMATION REGARDING EXECUTIVE OFFICERS

     The following table lists the name, age and position of each executive officer of the Company.

Name                            Age                           Position

Bruce A. Beal                   64                   President and Director

Robert L. Beal                  59                   Secretary and Director

Michael A. Manzo                55                   Treasurer and Director

     The principal occupation and business experience during the last five (5) years of each of the executive officers is shown under their descriptions as directors.


             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of the Company's outstanding shares of common stock, to file reports of ownership and changes in ownership with the Commission, Officers, directors and greater than 10% stockholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Section 16(a) reports were required for those persons, the Company believes that during fiscal year 2000 no officer, director or person who owns more than 10% of the Company's common stock failed to file on a timely basis such reports.

Item 11. Executive Compensation.

     None of the Directors and Executive Officers of the Company receives compensation from the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management.


     The following table sets forth certain information as of March 13, 2001 regarding (i) the security holdings of each person, including any group of persons, known by the Company to be the beneficial owner of five percent (5%) or more of the outstanding common stock, (ii) the ownership interest in the common stock of each director of the Company and each executive officer of the Company, and (iii) the ownership interest of all directors and executive officers of the Company, as a group. Except as indicated in the notes following the table below, each person or group has sole voting and dispositive power with respect to all shares of common stock listed.

                                          Amount and
Name and                                  Nature of
   Address of                             Beneficial               Percent
   Beneficial Owner                       Ownership(1)              Class(2)


Bruce A. Beal......................       117,674    (3)(4)        24.56%
   c/o Property Capital Trust, Inc.
   177 Milk Street
   Boston, MA 02109
Robert L. Beal.....................       117,674    (5)(6)        24.56%
   c/o Property Capital Trust, Inc.
   177 Milk Street
   Boston, MA 02109
Michael A. Manzo...................        11,880                   2.48%
   c/o Property Capital Trust, Inc.
   177 Milk Street
   Boston, MA 02109
All current directors and executive
   officers as a group(3 persons)..       129,554                  27.03%

Other Principal Stockholders:

Molly Ann Special Limited Partnership..    83,167    (7)           17.35%
  177 Milk Street
  Boston, MA 02109
DNB Corporation ...................        51,543    (8)           10.76%
 Arthur D. Altman
  101 Federal Street
  Boston, MA 02110
D.F.I. Limited Partnership.........        41,234    (9)            8.60%
  177 Milk Street
  Boston, MA 02109
Eleanor M. Leventhal
  20 Drumlin Road
   Newton, MA 02459
John Leventhal
  c/o Yale University Department
      of Pediatrics
  333 Cedar Street
   New Haven, CT 06510
David M. Leventhal
  c/o Kohn Pedersen Fox Associates
  13 Langley Street
  London, ENGLAND
   WC2H9JG
Richard M. Leventhal
  c/o UCLA Department of Anthropology
  Haines Hall
  405 Hilgard Avenue
  Los Angeles, CA 90024

----------------


     (1) Beneficial share ownership is determined pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares the power to vote such security or the power to dispose of such security. The amounts set forth above as beneficially owned include shares owned, if any, by spouses and relatives living in the same home as to which beneficial ownership may be disclaimed.

     (2) Percentages are calculated on the basis of 479,226 shares of common stock outstanding as of March 13, 2001.

     (3) Includes 83,167 shares of common stock deemed to be beneficially owned by Mr. Beal in his capacity as one of the two general partners of Molly Ann Special Limited Partnership. Mr. Beal has shared voting and shared dispositive power with respect to such shares. Pursuant to Rule 13d-4 of the Exchange Act, Mr. Beal disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein.


     (4) Also includes (i) 3,195 shares directly and beneficially owned by Mr. Beal, (ii) 5,942 shares directly and beneficially owned by the Bruce A. Beal 1998 Revocable Trust, of which Mr. Beal is the trustee and the sole beneficiary,
(iii) 3,564 shares directly and beneficially owned by the Robert L. Beal 1994 Revocable Trust, of which Mr. Beal is the trustee, (iv) 4,792 shares directly and beneficially owned by the Paul B. Beal Trust, of which Mr. Beal is the trustee, (v) 3,195 shares directly and beneficially owned by the Minna B. Oppenheim Trust, of which Bruce A. Beal is the trustee, and (vi) 13,819 shares directly and beneficially owned by the Margaret R. Beal Trust, of which Mr. Beal is the trustee. Mr. Beal has sole voting and sole dispositive power with respect to 25,001 shares and has shared voting and shared dispositve power with respect to 9,506 shares. Pursuant to Rule 13d-4 of the Exchange Act, Mr. Beal disclaims beneficial ownership of the shares listed in clauses (ii) through (vi) above except to the extent of his pecuniary interest therein.

     (5) Includes 83,167 shares of common stock deemed to be beneficially owned by Mr. Beal in his capacity as one of the two general partners of Molly Ann Special Limited Partnership. Mr. Beal has shared voting and shared dispositive power with respect to such shares. Pursuant to Rule 13d-4 of the Exchange Act, Mr. Beal disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein.

     (6) Also includes (i) 3,195 shares directly and beneficially owned by Mr. Beal, (ii) 5,942 shares directly and beneficially owned by the Bruce A. Beal 1998 Revocable Trust, of which Mr. Beal is the trustee, (iii) 3,564 shares directly and beneficially owned by the Robert L. Beal 1994 Revocable Trust, of which Mr. Beal is the trustee and the sole beneficiary, (iv) 4,792 shares directly and beneficially owned by the Paul B. Beal Trust, of which Mr. Beal is the trustee, (v) 3,195 shares directly and beneficially owned by the Minna B. Oppenheim Trust, of which Bruce A. Beal is the trustee, and (vi) 13,819 shares directly and beneficially owned by the Margaret R. Beal Trust, of which Mr. Beal is the trustee. Mr. Beal has sole voting and sole dispositive power with respect to 25,001 shares and has shared voting and dispositve power with respect to 9,506 shares. Pursuant to Rule 13d-4 of the Exchange Act, Mr. Beal disclaims beneficial ownership of the shares listed in clauses (ii) through (vi) above except to the extent of his pecuniary interest therein.

     (7) The above information is based on copies of a statement on Schedule 13D filed with the SEC on June 8, 1999, which indicates that Molly Ann Special Limited Partnership has sole voting and sole dispositive power with respect to all 83,167 shares. Bruce A. Beal and Robert L. Beal are the general partners of Molly Ann Special Limited Partnership, and share voting and dispositive power with respect to such shares. Messrs. Beal disclaim beneficial ownership of such shares except to the extent of their respective pecuniary interests therein.

     (8) The above information is based on copies of a statement on Schedule 13D filed with the SEC on June 14, 1999, which indicates that DNB Corporation and Arthur D. Altman, who owns approximately 80% of the issued and outstanding shares of DNB Corporation and is the president, the treasurer and a director of DNB Corporation, have sole voting and sole dispositive power with respect to all 51,543 shares. For purposes of the reporting requirements of the Exchange Act, Mr. Altman may be deemed to be a beneficial owner of such shares, however, pursuant to Rule 13d-4 of the Exchange Act, Mr. Altman disclaims beneficial ownership of the shares except to the extent of his pecuniary interest therein.

     (9) The above information is based on copies of a statement on Schedule 13D filed with the SEC on July 15, 1999, which indicates that D.F.I. Limited Partnership has sole voting and sole dispositve power with respect to all 41,234 shares. In addition, Eleanor M. Leventhal, John Leventhal, David M. Leventhal and Richard M. Leventhal, each general partners of D.F.I. Limited Partnership, have shared voting and shared dispositive power with respect to all 41,234 shares. Pursuant to Rule 13d-4 of the Exchange Act, each of the general partners disclaims beneficial ownership of the shares except to the extent of his or her respective pecuniary interest therein.


Item 13..Certain Relationships and Related Transactions.


     In May 1999, Property Capital Trust Limited Partnership ("PCT LP"), a Massachusetts limited partnership of which the Company is the sole general partner, entered into a management agreement with Beal & Company, Inc. Pursuant to the terms of this management agreement, PCT LP says Beal & Company, Inc. a management fee equal to three percent of gross receipts. Except for expenses specifically excluded, such as sales taxes, real estate tax refunds and advertising charges paid by the tenant, gross receipts includes any payments actually received from the tenant in connection with its use or occupation of the property, including common area maintenance charges and reimbursement charges. Messrs Beal and Manzo are each officers of Beal & Company, Inc. During fiscal year 2000 PCT LP paid Beal & Company, Inc. $10,710 for services rendered pursuant to this management agreement.

     During fiscal year 2000, PCT LP also reimbursed Beal & Company, Inc. for certain expenses associated with conducting the day-to-day activities of PCT LP. These expenses totaled $7,945.

     Messrs Beal and The Beal Companies LLP, of which Messrs Beal and Mr. Manzo are partners, funded $561,352 of costs related to the transactions pursuant to which the Company acquired Property Capital Trust, a Massachusetts business trust. On May 27, 1999, PCT LP executed unsecured, demand promissory notes, with interest accruing at the prime rate on the outstanding balance. On July 6, 1999, payments totaling $250,352 representing principal and accrued interests were made by PCT LP to Messrs. Beal and The Beal Companies LLP. Interest expense relating to these notes was $29,259 for the year ended December 31, 2000.

     On March 28, 2001, PCT LP consummated the sale of the property located at 51 New York Avenue, Framingham, Massachusetts to Genzyme Corporation for an aggregate purchase price of $4,750,000. Upon consummation of the sale of the property, PCT LP repaid the entire outstanding balance of the demand notes totaling $364,378 (which amount includes principal and accrued interest) to The Beal Companies LLP. In addition, in connection with the sale of the property, PCT LP paid a broker fee to The Beal Companies LLP equal to $142,500 (or 3% of the aggregate purchase price).

                          PROPERTY CAPITAL TRUST, INC.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the [___] day of April 2001.

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


/s/ Bruce A. Beal.                  President & Director        April 30, 2001
Bruce A. Beal                       (principal executive officer)




/s/ Robert L. Beal                  Secretary & Director        April 30, 2001
Robert L. Beal




/s/ Michael A. Manzo                Treasurer & Director        April 30, 2001
Michael A. Manzo                    (principal financial officer)