Form 10-Q
period 2001-03-31
PROPERTY CAPITAL TRUST INC
filed 2001-05-15
CIK 1073973

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q
    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the quarter ended March 31, 2001
                                       or
[   ] Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
      Exchange Act of 1934 for the transition period from _____ to _____.


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

    Class                                        Outstanding at April 20, 2001
---------------------                             ---------------------------
Common Stock, $.01 par value                               479,226

                          PROPERTY CAPITAL TRUST, INC.

                                      INDEX

                                                                    PAGE NUMBER
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
         March 31, 2001 (unaudited) and December 31, 2000                  3

         Consolidated Statements of Operations
         Three Months ended March 31, 2001 and 2000 (unaudited)            4

         Consolidated Statements of Cash Flows
         Three Months ended March 31, 2001 and 2000 (unaudited)            5

         Notes to Consolidated Financial Statements                    6 - 7

Item 2.  Management's Discussion and Analysis of the Consolidated
         Financial Condition and Results of Operations                8 - 10

PART II. OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K                                 11

                  Signatures                                              12

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                          PROPERTY CAPITAL TRUST, INC.
                           Consolidated Balance Sheets
                 March 31, 2001 (Unaudited)and December 31, 2000

                                       March 31, 2001         December 31, 2000
                                      ---------------         -----------------
                                     Assets
Rental Property, at cost
  Land                                   $          -               $   202,500
  Building & Fixtures                               -                 1,243,600
  Tenant improvements                               -                   402,114
                                         ------------               -----------
                                                    -                 1,848,214
  Less Accumulated depreciation                     -                   889,646
                                         ------------               -----------
                                                    -                   958,568

  Cash and Cash Equivalents                 3,305,280                    98,682
  Prepaid Expense                               2,500                     4,319
  Deferred Charges, Net of
   Accumulated Amortization of
   $36,663 in 2000                                  -                    46,109
  Deferred Rent                                     -                   220,638
                                         ------------               -----------
                                         $  3,307,780               $ 1,328,316
                                         ============               ===========
                 Liabilities and Shareholders' Equity (Deficit)
Liabilities:
  Current portion of mortgage
     payable                             $         -                $    14,487
  Notes payable- other                             -                    315,910
  Accounts payable
   and accrued expenses                      280,846                     87,837
  Tenant security deposits                         -                     11,453
                                         -----------               ------------
                                             280,846                    429,687
Mortgage Payable, Net of current
   Portion                                         -                    963,765

Commitments and Contingencies

Limited Partners' Interest
  in Operating Partnership                 3,026,934                    412,798

Shareholders' Equity (Deficit)
 Common stock, $.01 par value
 Authorized - 30,000,000 shares
 Issued and outstanding - 479,226              4,792                      4,792
 Additional paid in capital                  995,208                    995,208
 Accumulated equity/deficit               (1,000,000)                (1,477,934)
                                         -----------               ------------
                                                   -                   (477,934)
                                         -----------               ------------
                                         $ 3,307,780               $  1,328,316
                                         ===========               ============
        The accompanying notes are an integral part of these consolidated financial statements.

                          PROPERTY CAPITAL TRUST, INC.
                      Consolidated Statements of Operations
               For the Three Months Ended March 31, 2001 and 2000

                                                      2001                 2000
                                                      ----                 ----


Revenues:
 Rental Income                                 $    74,758         $     77,637
 Interest Income                                     1,547                1,235
                                               -----------         ------------
                                                    76,305               78,872
                                               -----------         ------------
Expenses:
 Administrative and financial expenses             177,436               11,393
 Professional services expenses                     93,500               13,774
 Interest expense                                   25,477               27,188
 Depreciation & Amortization                        53,832                9,191
                                               -----------         ------------
                                                   350,245               61,546
                                               -----------         ------------
(Loss) income before gain on sale of
  rental property and limited
  partners' interest in
  Operating partnership income                    (273,940)              17,326

Gain on sale of rental property                  3,402,646                   -

Limited partners' interest in
  operating partnership income                  (2,650,772)             (36,636)
                                               -----------          -----------

Net Income (Loss)                              $   477,934          $   (19,310)
                                               ===========          ===========

Basic and diluted income (loss) per
 common share (NOTE 5)                               $1.00          $      (.04)
                                              ============          ===========

Dividends per common share                    $          -          $         -
                                              ============          ===========

Weighted average common shares
 outstanding                                       479,226              479,226
                                              ============          ===========








        The accompanying notes are an integral part of these consolidated financial statements.

                          PROPERTY CAPITAL TRUST, INC.
                      Consolidated Statements of Cash Flows
                For the Three Months Ended March 31,2001 and 2000

                                                      2001              2000
                                                  -----------        ----------
Cash Flows from Operating Activities:
 Net income (loss)                                $   477,934      $   (19,310)
 Gain on sale of rental property                   (3,402,646)
 limited partners' interest in
  operating partnership income                      2,650,772           36,636
 Adjustments to reconcile net
   income (loss) to net cash
   provided by operating activities:
   Depreciation and amortization                       53,832            9,191
   Decrease in prepaid expenses                         1,819                -
   Decrease in deferred rent                           11,613           11,613
   Increase (Decrease) in accrued expenses            193,010          (19,700)
   Decrease in tenant security deposit                (11,453)               -
                                                  -----------      -----------
     Total Adjustments                                248,821            1,104
                                                  -----------      -----------
     Net cash (used for)provided by
     operating activities                             (25,119)          18,430
                                                  -----------      -----------

Cash Flows From Investing Activities:
  Proceeds from sale of rental property             4,562,515                -
                                                  -----------      -----------
   Net cash provided by investing
   activities                                       4,562,515                -
                                                  -----------      -----------

Cash Flows From Financing Activities:
 Principal paid on mortgage payable                  (978,252)          (3,295)
 Principal paid on notes payable                     (315,910)               -
 Distributions to partners                            (36,636)         (36,636)
                                                  -----------      -----------
   Net cash used in
   financing activities                            (1,330,798)         (39,931)
                                                  -----------      -----------

Net increase (decrease) in cash                     3,206,598          (21,501)

Cash, beginning of quarter                             98,682          180,931
                                                  -----------      -----------

Cash, end of quarter                              $ 3,305,280      $   159,430
                                                  ===========      ===========

Supplemental disclosure of cash
 paid during the year for interest                $    67,437      $    20,346
                                                  ===========      ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                          PROPERTY CAPITAL TRUST, INC.

                   Notes to Consolidated Financial Statements

(1)  BASIS OF PRESENTATION

     The interim consolidated financial statements presented have been prepared by Property Capital Trust, Inc. ("PCT") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of its financial position at March 31, 2001, and the results of its operations and cash flows for the three months ended March 31, 2001. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements represent the activity of PCT and Property Capital Trust Limited Partnership ("PCT LP"), a Massachusetts limited partnership of which PCT is the sole general partner.

     The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of PCT. The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in PCT's Current Annual Report on form 10-K, filed with the Securities and Exchange Commission on March 27, 2001.

(2)  BUSINESS AND ORGANIZATION

     PCT LP was formed pursuant to the provisions of the Uniform Limited Partnership Act of Massachusetts to acquire, hold, develop, operate, and lease real property. Prior to the sale to Genzyme Corporation, PCT LP owned and operated commercial real estate located at 51 New York Avenue, Framingham, Massachusetts.

     On March 28, 2001, PCT LP consummated the sale of the property located at 51 New York Avenue, Framingham, Massachusetts ("51 New York Avenue) to Genzyme Corporation for an aggregate purchase price of $4,750,000. 51 New York Avenue is comprised of 1.1 acres of land improved by a one-story combined office and research and development building. Prior to the sale, Genzyme Corporation was the sole tenant of the property. The sale was consummated pursuant to the terms of the Purchase and Sale Agreement dated March 5, 2001 between PCT LP and Genzyme Corporation. PCT LP paid a brokerage fee in connection with the sale of the 51 New York Avenue of $142,500 (representing 3% of the aggregate sale price) to The Beal Companies, LLP. PCT LP also paid debts totaling $1,365,333, consisting of $1,000,955 as payment in full on a loan from Boston Private Bank & Trust that was secured by a mortgage on 51 New York Avenue, and $364,378 in full satisfaction of a loan incurred by PCT LP to The Beal Companies LLP in May of 1999. Under the terms of PCT LP's Class A and Class B preferred limited partnership interests, the Class A and Class B partners have a right to receive substantially all of the net proceeds available for distribution.

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The significant accounting policies followed by PCT in preparing its consolidated financial statements are set forth in Note (1) to such financial statements included in Form 10-K for the year ended December 31, 2000. PCT has made no significant change in these policies during the three months ended March 31, 2001.

(4)  SEGMENT INFORMATION

     Management of PCT had decided to operate the business with only one reportable segment. The results of operations for the rental real estate segment are reflected in the accompanying consolidated financial statements.

(5)  BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

     Basic and diluted income per common share for the three month period ended March 31, 2001 was $1.00, compared with a basic and diluted loss per common share of $.04 for the three month period ended March 31, 2000. The $1.00 income per common share is attributable solely to the gain from the sale of 51 New York Avenue. PCT's rights to payment in liquidation of PCT LP are junior to the rights of the holders of Class A preferred limited partnership interests and Class B preferred limited partnership interests. As a result, management anticipates that the shareholders of PCT will not receive any liquidation payments upon a liquidation of PCT LP and PCT.

Item 2. Management's Discussion and Analysis of the Consolidated Financial Condition and Results of Operations

Forward-looking Statements

This  Management's   Discussion  and  Analysis  of  the  Consolidated  Financial
Condition and Results of Operations, and other sections of this Quarterly Report, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that are based on current expectations, estimates and projections about the industries in which PCT operates, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. These risks, among others, that could affect PCT's future performance include: (i) changes in business strategy and development places; (ii) the business abilities and judgment of PCT's officers and directors; (iii) failure of PCT to qualify as a REIT; (iv) real estate investment considerations, such as the effect of economic and other conditions in PCT's market area on cash flows and values; (v) PCT's ability to pay outstanding debts and other operating expenses; and (vi) PCT's inability to make liquidation payments to shareholders, based on the liquidation preferences of the Class A and Class B preferred partnership interests of PCT LP vis-a-vis PCT's ownership of common partnership units of PCT LP. Therefore, actual outcomes and results may differ materially from those in such forward-looking statements. PCT undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Property Capital Trust, Inc.'s ("PCT") sole asset is its approximately 1% general partnership interest and approximate 32.3% common limited partnership interest in Property Capital Trust Limited Partnership ("PCT LP").

PCT LP, up until March 28, 2001, owned 17,250 square feet of real estate located at 51 New York Avenue, Framingham, MA ("51 New York Avenue"). On March 28, 2001 PCT LP sold the property to the Genzyme Corporation, the sole tenant in the building, for an aggregate purchase price of $4,750,000. Part of the proceeds from the sale were used to repay the $1,000,955 outstanding balance (including principal, accrued interest and prepayment penalties) on its secured mortgage from Boston Private Bank and Trust Company and to repay $364,378 to The Beal Companies, LLP, in full payment of the outstanding balance (including principal and accrued interest) of the loan incurred by PCT LP in connection with the merger transaction discussed above. PCT also paid a brokerage fee of $142,500 (representing 3% of the aggregate sale price) to The Beal Companies, LLP.

Management intends to liquidate both PCT and PCT LP, as soon as it becomes reasonably practicable to do so. Management currently believes that all of the remaining assets of PCT LP in liquidation will be used to pay for the expenses incurred in connection with the liquidation and in connection with the distribution of the liquidation preferences of the Class A and Class B preferred partners of PCT LP, pursuant to the provisions of PCT LP's partnership agreement. As a holder of common partnership units, PCT's rights to payment in liquidation are junior to the rights of the holders of Class A preferred limited partnership interests and Class B preferred limited partnership interests. As a result, management anticipates that the shareholders of PCT will not receive any liquidation payments upon the liquidation of PCT LP and PCT.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2000

Revenues

Rental income for the three months ended March 31, 2001 totaled $74,758. Rental income for the three months ended March 31, 2000 totaled $77,637. The $2,879 decrease is a result of the credit given to the buyer due to the sale of the property three days before the end of the quarter. Interest income earned on working capital reserves for the three months ended March 31, 2001 totaled $1,547 as compared to $1,235 for the three months ended March 31, 2000.

Administrative and financial expenses for the three months ended March 31, 2001 were $177,436, as compared to $11,393 for the three months ended March 31, 2000, an increase of $166,043. The increase in these costs are related to the approximately $164,000 of costs accrued in connection with the liquidation and dissolution of the PCT and PCT LP.

Professional services expenses increased by $79,726, from $13,774 for the three months ended March 31, 2000 to $93,500 for the three months ended March 31, 2001. This increase is a result of the approximately $84,000 of costs accrued in connection with the liquidation and dissolution of PCT LP and PCT.

Interest expense for the three months ended March 31, 2001 was $25,477, which includes $18,969 of interest expense incurred in connection with the repayment of the $1,000,000 mortgage from Boston Private Bank and Trust and $6,508 incurred in connection with the repayment of the $315,910 in principal from the loan made by The Beal Companies, LLP, both of which were repaid in full upon the sale of 51 New York Avenue.

Loss before gain on sale of rental property was $273,940 versus income of $17,326 for the three months ended March 31, 2000 due to the accrual of the liquidation costs discussed above.

Gain on sale of rental property for the three months ended March 31, 2001 was $3,402,646, and there was no such gain for the three months ended March 31, 2000. Net Income increased $497,244, from a net loss of $19,310 for the three months ended March 31, 2000 to net income of $477,934 for the three month period ended March 31, 2001. Income per common share for the three month period ended March 31, 2001 was $1.00, compared with a loss per common share of $.04 for the three month period ended March 31, 2000. The significant increases in these items is attributable solely to the gain from the sale of 51 New York Avenue. PCT's rights to payment in liquidation of PCT LP are junior to the rights of the holders of Class A preferred limited partnership interests and Class B preferred limited partnership interests. Therefore, despite the significant increases in these items, management anticipates that the shareholders of PCT will not receive any liquidation payments upon a liquidation of PCT LP and PCT.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $3,305,280 at March 31, 2001 as compared to $98,687 at December 31, 2000, an increase of $3,206,593 is due to cash on hand as a result of the sale of 51 New York Avenue.


Management intends to liquidate both PCT and PCT LP, as soon as it becomes reasonably practicable to do so. Management currently believes that all of the remaining assets of PCT LP in liquidation will be used to pay for the expenses incurred in connection with the liquidation and the distribution of the liquidation preferences of the Class A and Class B preferred partners of PCT LP, pursuant to the provisions of PCT LP's partnership agreement. As a holder of common partnership units, PCT's rights to payment in liquidation are junior to the rights of the holders of Class A preferred limited partnership interests and Class B preferred limited partnership interests. As a result, management anticipates that the shareholders of PCT will not receive any liquidation payments upon the liquidation of PCT LP and PCT.

For the three months ended March 31, 2001, cash distributed to the partners of PCT LP totaled $36,636. In April of 2001, PCT LP distributed an additional $36,636 to its limited partners.

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

        (10)   Material Contracts

               10.1 Purchase and Sale Agreement, dated March 5, 2001, among
                    Property Capital Trust Limited Partnership and Genzyme Corporation is incorporated herein by reference to Exhibit
                    10.1 to PCT's annual report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2001.

(b)     Reports on Form 8-K.

        None

                          PROPERTY CAPITAL TRUST, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 15th day of May 2001.

                                             PROPERTY CAPITAL TRUST, INC.




                                             /s/ Bruce A. Beal
                                           -----------------------------------
                                            Bruce A. Beal, President




                                            /s/ Michael A. Manzo
                                            -----------------------------------
                                            Michael A. Manzo, Treasurer
                                            (Principal Financial Officer)