Form 10-Q
period 2001-06-30
PROPERTY CAPITAL TRUST INC
filed 2001-08-07
CIK 1073973

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the quarter ended June 30, 2001
                                       or
[   ] Transition Report Pursuant to Section 13 or 15(d) of THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class                                          Outstanding at August 7, 2001
---------------                                    ---------------------------
Common Stock, $.01 par value                                479,226

                          PROPERTY CAPITAL TRUST, INC.

                                      INDEX
                                                                 PAGE NUMBER
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
         Consolidated Balance Sheets
         June 30, 2001 (unaudited) and December 31, 2000                   3

         Consolidated Statements of Operations
         Three Months and Six Months ended June 30, 2001 and 2000
         (unaudited)                                                       4

         Consolidated Statements of Cash Flows
         Six Months ended June 30, 2001 and 2000 (unaudited)               5

         Notes to Consolidated Financial Statements                    6 - 7

Item 2.  Management's Discussion and Analysis of the Consolidated
         Financial Condition and Results of Operations                8 - 10

PART II. OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K.                                11

         Signatures                                                       12

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
                          PROPERTY CAPITAL TRUST, INC.
                           Consolidated Balance Sheets
                 June 30, 2001 (Unaudited)and December 31, 2000

                                       June 30, 2001          December 31, 2000
                                      ---------------          ----------------
                                     Assets
Rental Property, at cost
  Land                                   $          -               $   202,500
  Building & Fixtures                               -                 1,243,600
  Tenant improvements                               -                   402,114
                                         ------------               -----------
                                                    -                 1,848,214
  Less Accumulated depreciation                     -                   889,646
                                         ------------               -----------
                                                    -                   958,568

  Cash and Cash Equivalents                   613,403                    98,682
  Prepaid Expense                               2,500                     4,319
  Deferred Charges, Net of
   Accumulated Amortization of
   $38,130 in 2000                                  -                    46,109
  Deferred Rent                                     -                   220,638
                                         ------------               -----------
                                         $    615,903               $ 1,328,316
                                         ============               ===========
                 Liabilities and Shareholders' Equity (Deficit)
                                  Liabilities:
  Current portion of mortgage
     payable                             $          -               $    14,487
  Notes payable- other                              -                   315,910
  Accounts payable
   and accrued expenses                       198,857                    87,837
  Tenant security deposit                           -                    11,453
                                         ------------               -----------
                                              198,857                   429,687
Mortgage Payable, Net of current
   Portion                                          -                   963,765

Commitments and Contingencies:
Limited Partners' Interest
  in Operating Partnership                    417,046                   412,798

Shareholders' Equity (Deficit)
 Common stock, $.01 par value
 Authorized - 30,000,000 shares
 Issued and outstanding - 479,226               4,792                     4,792
 Additional paid in capital                   995,208                   995,208
 Accumulated deficit                       (1,000,000)               (1,477,934)
                                          -----------               -----------
                                                    -                  (477,934)
                                          -----------               -----------
                                          $   615,903               $ 1,328,316
                                          ===========               ===========

     The accompanying notes are an integral part of these consolidated financial statements.

                          PROPERTY CAPITAL TRUST, INC.
                Consolidated Statements of Operations (Unaudited)


                                    Three Months                   Six Months
                                    Ended June 30               Ended June 30
                              2001           2000          2001          2000
                              ----           ----          ----          ----

Revenues:
 Rental Income           $       -     $   77,638    $   74,758   $   155,275
 Interest Income            22,875            989        24,422         2,224
                         ---------     ----------     ---------   -----------
                            22,875         78,627        99,180       157,499
                         ---------     ----------     ---------   -----------
Expenses:
 Administrative and
   Financial expenses            -         46,194       177,436        57,587
 Professional services
   expenses                      -         19,195        93,500        32,969
 Interest expense                -         27,568        25,477        54,756
 Depreciation &
   amortization                  -          9,188        53,832        18,379
                         ---------     ----------     ---------     ---------
                                 -        102,145       350,245       163,691
                         ---------     ----------     ---------     ---------
(Loss) income before
 gain on sale of rental
 property and limited
 partners' interest in
 operating partnership
 income                     22,875        (23,518)     (251,065)       (6,192)

Gain on sale of rental
 property                        -              -     3,402,646             -

Limited partners'
 interest in operating
 partnership income        (22,875)       (36,637)   (2,673,647)      (73,273)
                         ---------     ----------     ---------     ---------

Net Income (Loss)                -        (60,155)      477,934       (79,465)
                         =========     ==========     =========    ==========

Basic and diluted income
 (loss) per common share $       -     $     (.13)    $    1.00    $     (.17)
                         =========     ==========     =========    ==========

Dividends per common
 share                   $       -     $        -     $       -    $        -
                         =========     ==========     =========    ==========

Weighted average common
 shares outstanding        479,226        479,226       479,226       479,226
                         =========     ==========     =========    ==========
     The accompanying notes are an integral part of these consolidated financial statements.

                          PROPERTY CAPITAL TRUST, INC.
                Consolidated Statements of Cash Flows (Unaudited)
                     Six Months ended June 30, 2001 and 2000

                                               2001                      2000
                                         -----------               -----------
Cash Flows from Operating Activities:
 Net income (loss)                       $   477,934               $   (79,465)
 Gain on sale of rental property          (3,402,646)                        -
 Limited partners' interest in
   operating partnership income            2,673,647                    73,273
 Adjustments to reconcile net income
   (loss) to net cash
   provided by operating activities:
   Depreciation and amortization              53,832                    18,379
   Decrease in prepaid expenses                1,819                         -
   Decrease in deferred rent                  11,613                    23,225
   Increase (decrease) in
    accrued expenses                         111,020                    (4,420)
   Decrease in tenant security deposit       (11,453)                        -
                                         -----------               -----------
     Total Adjustments                       166,831                   110,457
                                         -----------               -----------
     Net cash (used in) provided by
     operating activities                    (84,234)                   30,992
                                         -----------               -----------

Cash Flows From Investing Activities:
  Proceeds from sale of rental property    4,562,515                         -
                                         -----------               -----------
   Net cash provided by
    investing activities                   4,562,515                         -
                                         -----------               -----------

Cash Flows From Financing Activities:
  Principal paid on mortgage payable        (978,252)                   (6,657)
  Principal paid on notes payable           (315,910)                        -
  Distributions to partners               (2,669,398)                  (73,273)
                                         -----------               -----------
   Net cash (used in) provided by
   financing activities                   (3,963,560)                  (79,930)
                                         -----------               -----------

Net increase (decrease) in cash              514,721                   (48,938)

Cash, beginning of period                     98,682                   180,931
                                         -----------               -----------

Cash, end of period                      $   613,403               $   131,993
                                         ===========               ===========


     The accompanying notes are an integral part of these consolidated financial statements.

                          PROPERTY CAPITAL TRUST, INC.

                   Notes to Consolidated Financial Statements

(1)  BASIS OF PRESENTATION

The interim consolidated financial statements presented have been prepared by Property Capital Trust, Inc. ("PCT") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of its financial position at June 30, 2001, and the results of its operations and cash flows for the three and six months ended June 30, 2001. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements represent the activity of PCT and Property Capital Trust Limited Partnership ("PCT LP"), a Massachusetts limited partnership of which PCT is the sole general partner.

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

On March 28, 2001, PCT LP consummated the sale of the property located at 51 New York Avenue, Framingham, Massachusetts ("51 New York Avenue") to Genzyme Corporation for an aggregate purchase price of $4,750,000. 51 New York Avenue was comprised of 1.1 acres of land improved by a one-story combined office and research and development building. Prior to the sale, Genzyme Corporation was the sole tenant of the property. The sale was consummated pursuant to the terms of the Purchase and Sale Agreement dated March 5, 2001 between PCT LP and Genzyme Corporation. PCT LP paid a brokerage fee in connection with the sale of 51 New York Avenue of $142,500 (representing 3% of the aggregate sale price) to The Beal Companies, LLP. PCT LP also paid debts totaling $1,365,333, consisting of $1,000,955 as payment in full on a loan from Boston Private Bank & Trust that was secured by a mortgage on 51 New York Avenue, and $364,378 in full satisfaction of a loan incurred by PCT LP to The Beal Companies LLP in May of 1999. Under the terms of PCT LP's Class A and Class B preferred limited partnership interests, the Class A and Class B partners have a right to receive substantially all of the net proceeds available for distribution. On May 30, 2001 PCT LP, using funds from the sale, redeemed all of the Class A preferred limited partnership interests for an aggregate amount of $2,596,125. Currently there are no Class A preferred limited partnership units outstanding.

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by PCT in preparing its consolidated financial statements are set forth in Note (1) to such financial statements included in Form 10-K for the year ended December 31, 2000. PCT has made no significant change in these policies during the three and six months ended June 30, 2001.

                          PROPERTY CAPITAL TRUST, INC.

(4)  SEGMENT INFORMATION

Management of PCT had decided to operate the business with only one reportable segment. The results of operations for the rental real estate segment are reflected in the accompanying consolidated financial statements.

(5)  BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic and diluted income per common share for the six month period ended June 30, 2001 was $1.00, compared with a basic and diluted loss per common share of ($.17) for the six month period ended June 30, 2000. The $1.00 income per common share is attributable solely to the gain from the sale of 51 New York Avenue.

                          PROPERTY CAPITAL TRUST, INC.

Item 2. Management's Discussion and Analysis of the Consolidated Financial Condition and Results of Operations

Forward-looking Statements

This  Management's   Discussion  and  Analysis  of  the  Consolidated  Financial
Condition and Results of Operations, and other sections of this Quarterly Report, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that are based on current expectations, estimates and projections about the industries in which PCT operates, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. These risks, among others, that could affect PCT's future performance include: (i) changes in business strategy and development places; (ii) the business abilities and judgment of PCT's officers and directors; (iii) failure of PCT to qualify as a REIT; (iv) real estate investment considerations, such as the effect of economic and other conditions in PCT's market area on cash flows and values; (v) PCT's ability to pay outstanding debts and other operating expenses; and (vi) PCT's inability to make liquidation payments to shareholders, based on the liquidation preferences of the preferred partnership interests of PCT LP. Therefore, actual outcomes and results may differ materially from those in such forward-looking statements. PCT undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Property Capital Trust, Inc.'s ("PCT") sole asset is its approximately 1% general partnership interest and approximate 32.3% common limited partnership interest in Property Capital Trust Limited Partnership ("PCT LP").

PCT LP, up until March 28, 2001, owned 17,250 square feet of real estate located at 51 New York Avenue, Framingham, MA ("51 New York Avenue"). On March 28, 2001 PCT LP sold the property to the Genzyme Corporation, the sole tenant in the building, for an aggregate purchase price of $4,750,000. Part of the proceeds from the sale were used to repay $1,000,955 to Boston Private Bank and Trust Company, in full payment of the outstanding balance (including principal, accrued interest and prepayment penalties) on the mortgage secured by 51 New York Avenue, and to repay $364,378 to The Beal Companies, LLP, in full payment of the outstanding balance (including principal and accrued interest) of the loan incurred by PCT LP in 1999. PCT also paid a brokerage fee of $142,500 (representing 3% of the aggregate sale price) to The Beal Companies, LLP.

Subject to obtaining the requisite shareholder approval, management intends to dissolve and liquidate both PCT LP and PCT, as soon as it becomes reasonably practicable to do so. Notice of the 2001 annual meeting (to be held on August 13, 2001) was sent to shareholders of record as of July 20, 2001. Shareholders of record will consider the dissolution and liquidation of PCT LP and PCT at the annual meeting. Management currently believes, assuming that the dissolution and liquidation of PCT LP and PCT is approved, that all of the remaining assets of PCT LP will be used to pay for the expenses incurred in connection with the liquidation and the distribution of the liquidation preference to the Class B preferred partners of PCT LP. PCT's right to payment in liquidation remains junior to Class B preferred limited partnership interests. As a result, management anticipates that the shareholders of PCT will not receive any liquidation payments upon the liquidation of PCT LP and PCT.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2000

Revenues

Rental income for the three months ended June 30, 2001 totaled $0 as compared to $77,638 for the three months ended June 30 2000. On March 28, 2001 51 New York Avenue was sold to Genzyme Corporation and rental operations ceased on that date. Interest for the three months ended June 30, 2001 and 2000 totaled $22,875 and $989, respectively. The $21,886 increase is a result of the net sales proceeds of 51 New York Avenue being invested until such time as the cash is needed to redeem the Class B preferred limited partnership units and, subject to obtaining the requisite shareholder approval, pay for the expenses incurred in connection with the dissolution and liquidation of PCT LP and PCT.

There were no administrative and financial, professional services, interest, and depreciation & amortization expenses for the three months ended June 30, 2001 as a result of the sale of 51 New York Avenue to Genzyme Corporation and the payment in full of the mortgage and note payable. These same expenses totaled $46,194, $19,195, $27,568 and $9,188 for the three months ended June 30, 2000, respectively. The $102,145 aggregate decrease in these expenses is attributable to the sale of 51 New York Avenue

FOR THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2000

Rental income for the six months ended June 30, 2001 totaled $74,758 as compared to $155,275 for the six months ended June 30, 2000. The $80,517 difference is due to the sale of 51 New York Avenue on March 28, 2001, at which time rental operations ceased. Interest and other income for the six months ended June 30, 2001 and 2000 totaled $24,422 and $2,224, respectively. The $22,198 increase is a result of the net sales proceeds of 51 New York Avenue being invested until such time as the cash is needed to redeem the Class B preferred limited partnership units and, subject to obtaining the requisite shareholder approval, pay for the expenses incurred in connection with the dissolution and liquidation of PCT LP and PCT.

Administrative and Financial expenses for the six months ended June 30, 2001 and 2000 totaled $177,436 and $57,587, respectively. The $119,849 increase is related to the costs accrued during the first quarter of 2001 in connection with the anticipated dissolution and liquidation of PCT LP and PCT.

Professional Services expense for the six months ended June 30, 2001 and 2000 totaled $93,500 and $32,969, respectively. The $60,531 increase is related to the costs accrued during the first quarter of 2001 in connection with the annual meeting and the anticipated dissolution and liquidation of PCT LP and PCT.

Interest expense for the six months ended June 30, 2001 totaled $25,477. Interest for the same period last year totaled $54,756. On March 28, 2001 51 New York Avenue was sold and the outstanding mortgage balance and notes payable, plus accrued interest were paid in full.

Loss before gain on sale of rental property increased $236,084 from $6,192 for the six months ended June 30, 2000 to $242,276 for the six months ended June 30, 2001. The expenses for the anticipated dissolution and liquidation of PCT and PCT LP were accrued during the six months ended June 30, 2001, and this accounts for the increased loss.

Gain on sale of rental property for the six months ended June 30, 2001 reflects the sale of 51 New York Avenue to Genzyme Corporation in March 2001. There was no such gain for the six months ended June 30, 2000.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $613,403 at June 30, 2001 as compared to $98,682 at December 31, 2000, an increase of $514,721. This increase is due to the net cash on hand as a result of the sale of 51 New York Avenue.

Subject to obtaining the requisite shareholder approval, management intends to liquidate both PCT LP and PCT, as soon as it becomes reasonably practicable to do so. Notice of the 2001 annual meeting (to be held on August 13, 2001) was sent to shareholders of record as of July 20, 2001. Shareholders of record will consider the dissolution and liquidation of PCT LP and PCT at the annual meeting. Management currently believes, assuming that the dissolution and liquidation of PCT LP and PCT is approved, that all of the remaining assets of PCT LP will be used to pay for the expenses incurred in connection with the liquidation and the distribution of the liquidation preference to the Class B preferred partners of PCT LP. PCT's right to payment in liquidation remains junior to Class B preferred limited partnership interests. As a result, management anticipates that the shareholders of PCT will not receive any liquidation payments upon the liquidation of PCT LP and PCT.

For the six months ended June 30, 2001, cash distributed to the partners of PCT LP totaled $2,669,398, of which $2,596,125 is attributable to the aggregate redemption price paid to the to holders of Class A preferred limited partnership interests in connection with the redemption of all Class A preferred limited partnership interests.

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

(4)  Instruments Defining Rights of Shareholders

4.1 Second Amended and Restated Agreement of Limited Partnership of Property Capital Trust Limited Partnership, dated as of May 28, 1999 by and among Property Capital Trust, Inc. and the persons whose names are set forth on Exhibit A-1 therein, incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, filed with the Securities Exchange Commission on May 12, 2000 (file no. 000-26215).

(10) Material Contracts

10.1 Purchase and Sale Agreement, dated March 5, 2001, among Property Capital Trust Limited Partnership and Genzyme Corporation is incorporated herein by reference to Exhibit 10.1 to PCT's annual report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2001.

(b)  Reports on Form 8-K.

     One Current Report on Form 8-K was filed by the Company on April 9, 2001 announcing the sale of the property located at 51 New York Avenue, Framingham, Massachusetts to Genzyme Corporation that occurred on March 28, 2001.

                          PROPERTY CAPITAL TRUST, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 7th day of August 2001.

                                  PROPERTY CAPITAL TRUST, INC.



                                  /s/ Bruce A. Beal
                                  --------------------------------------------
                                  Bruce A. Beal, President




                                  /s/ Michael A. Manzo
                                  --------------------------------------------
                                  Michael A. Manzo, Treasurer
                                  (Principal Financial Officer)